Form 10-Q
period 2005-06-30
INERGY HOLDINGS, L.P.
filed 2005-08-09
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER:000-51304

Inergy Holdings, L.P.

(Exact name of registrant as specified in its charter)

Delaware	43-1792470
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Brush Creek Blvd., Suite 200 Kansas City, Missouri	64112
(Address of principal executive offices)	(Zip code)

(816) 842-8181

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The following units were outstanding at August 1, 2005:

Common Units	20,000,000

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Assets
Current assets:
Cash	$22,763	$2,308
Accounts receivable, less allowance for doubtful accounts of $3,774,000 and $1,078,000 at June 30, 2005 and September 30, 2004, respectively	57,340	49,441
Inventories	58,280	56,404
Prepaid expenses and other current assets	15,536	5,499
Assets from price risk management activities	6,726	23,015

Total current assets	160,645	136,667
Property, plant and equipment, at cost:
Land and buildings	64,683	20,246
Office furniture and equipment	15,891	10,173
Vehicles	68,627	32,719
Tanks and plant equipment	453,837	189,519

	603,038	252,657
Less accumulated depreciation	(61,837)	(37,404)

Property, plant and equipment, net	541,201	215,253
Intangible assets:
Covenants not to compete	21,959	11,498
Deferred financing costs	19,777	5,500
Deferred acquisition costs	514	104
Customer accounts	205,080	74,154

	247,330	91,256
Less accumulated amortization	(27,297)	(17,398)

Intangible assets, net	220,033	73,858
Goodwill	214,518	85,434
Other	4,076	529

Total assets	$1,140,473	$511,741

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2005 (Unaudited)	September 30, 2004
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$61,295	$54,690
Accrued expenses	29,317	15,977
Customer deposits	23,669	13,998
Liabilities from price risk management activities	4,499	29,640
Current portion of long-term debt	6,423	25,017
Current portion of promissory notes	3,750	1,500

Total current liabilities	128,953	140,822
Long-term debt, less current portion	530,091	128,236
Long-term promissory notes	—	13,500
Deferred income taxes	20,706	20,165
Interest of non-controlling partners in Inergy, L.P.	412,704	205,951
Partners’ equity:
Common unitholders (20,000,000 units issued and outstanding as of June 30, 2005)	48,019	2,868
Accumulated other comprehensive income	—	199

Total partners’ equity	48,019	3,067

Total liabilities and partners’ equity	$1,140,473	$511,741

See accompanying notes.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Propane	$127,493	$57,540	$708,201	$345,787
Other	46,109	12,175	137,294	34,578

	173,602	69,715	845,495	380,365
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	86,064	45,788	502,109	262,163
Other	36,934	6,940	91,581	13,778

	122,998	52,728	593,690	275,941

Gross profit	50,604	16,987	251,805	104,424
Expenses:
Operating and administrative	52,111	20,036	146,454	60,547
Depreciation and amortization	13,904	5,591	35,138	15,267

Operating income (loss)	(15,411)	(8,640)	70,213	28,610
Other income (expense):
Interest expense	(10,058)	(1,444)	(24,671)	(5,813)
Write-off of deferred financing costs	(598)	—	(7,588)	(1,216)
Make whole premium charge	—	—	—	(17,949)
Swap value received	—	—	—	949
Gain (loss) on sale of property, plant and equipment	(270)	143	(170)	(136)
Finance charges	576	238	1,488	591
Other	90	7	246	100

Income (loss) before gain on issuance of units in Inergy, L.P., income taxes, and interest of non-controlling partners in Inergy, L.P.‘s net (income) loss	(25,671)	(9,696)	39,518	5,136
Gain on issuance of units in Inergy, L.P.	(5)	—	16,025	7,807
Provision for income taxes	210	289	(2,081)	(1,153)
Interest of non-controlling partners in Inergy, L.P.‘s net (income) loss	20,636	8,210	(31,812)	(3,378)

Net income (loss)	$(4,830)	$(1,197)	$21,650	$8,412

Total limited partners’ interest in net income (loss)	$(4,830)	$(1,197)	$21,650	$8,412

Pro-forma net income (loss) per limited partner (1) :
Basic	$(0.24)	$(0.09)	$1.00	$0.67

Diluted	$(0.24)	$(0.09)	$1.00	$0.52

Pro-forma weighted average limited partners’ units outstanding(1):
Basic	20,000	12,675	21,668	12,550

Diluted	20,000	16,090	21,680	16,090

(1)	Adjusted to give effect to the conversion transaction and for excess distributions.

See accompanying notes.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Total Partners’ Equity
Balance at September 30, 2004	$2,868	$199	$3,067
Partner contributions	5,576		5,576
Proceeds from issuance of units	80,089	—	80,089
Partners’ distributions paid	(59,177)		(59,177)
Redemption of Partners’ interest	(2,987)		(2,987)
Comprehensive income:
Net income	21,650		21,650
Unrealized gain on investments in marketable securities that were distributed		(199)	(199)

Comprehensive income			21,451

Balance at June 30, 2005	$48,019	$—	$48,019

See accompanying notes.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Operating activities
Net income	$21,650	$8,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,238	10,925
Amortization	9,901	4,342
Amortization of deferred financing costs	1,437	1,197
Write-off of deferred financing costs	7,588	1,216
Provision for doubtful accounts	1,944	484
Make whole premium charge	—	17,949
(Gain) loss on disposal of property, plant and equipment	169	136
Gain on issuance of units in Inergy, L.P.	(16,025)	(7,807)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	31,812	3,378
Deferred income taxes	541	(465)
Net asset (liabilities) from price risk management activities	(7,832)	424
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,837	(10,543)
Inventories	24,863	11,524
Prepaid expenses and other current assets	7,625	(1,266)
Other assets	(2,386)	43
Accounts payable	(23,528)	15,225
Accrued expenses	3,337	768
Customer deposits	(26,387)	(7,238)

Net cash provided by operating activities	77,784	48,704
Investing activities
Acquisitions, net of cash acquired	$(588,863)	$(56,698)
Purchases of property, plant and equipment	(25,049)	(10,005)
Deferred acquisition costs incurred	(411)	(4)
Proceeds from sale of property, plant and equipment	2,721	1,572

Net cash used in investing activities	(611,602)	(65,135)

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$1,418,461	$268,718
Principal payments on long-term debt	(1,054,331)	(287,364)
Deferred financing costs incurred	(23,303)	(897)
Payment of make whole premium charge	—	(17,949)
Purchase of subordinated units of Inergy, L.P.	(3,079)	(501)
Net proceeds from partners’ contributions	5,576	1,500
Net proceeds from issuance of Common Units	80,089	—
Net proceeds from issuance of Common Units of Inergy, L.P.	230,122	83,290
Redemption of partners’ interest	(2,987)	(2,250)
Distributions to non-controlling partners in Inergy, L.P.	(37,113)	(21,499)
Distributions	(59,177)	(4,925)

Net cash provided by financing activities	554,258	18,123

Effect of foreign exchange rate changes on cash	15	(84)

Net increase (decrease) in cash	20,455	1,608
Cash at beginning of period	2,308	6,436

Cash at end of period	$22,763	$8,044

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$22,238	$4,776

Cash paid during the year for taxes	$1,419	$1,092

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
Supplemental schedule of non-cash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$7,881	$2,096

Increase (decrease) in the fair value of long-term debt and the related interest rate swap	$801	$(316)

Acquisition of NGL business through the issuance of obligations	—	$1,970

Unrealized investment holding gain (loss)	$(199)	$90

Partner notes payable issued in connection with the payment of distributions	$15,000	—

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$(72,081)	$(4,997)
Property, plant and equipment	(329,028)	(42,072)
Intangible assets	(141,387)	(13,798)
Goodwill	(129,085)	(5,483)
Other assets	(1,359)	—
Current liabilities	76,196	7,556
Non-compete liabilities	7,881	2,096

	$(588,863)	$(56,698)

See accompanying notes.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P. (formerly Inergy Holdings, LLC) (referred to as “Holdings” or “the Company”), its wholly owned subsidiaries, Inergy Partners, LLC (“Partners”), New Inergy Propane, LLC (“NIP”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”), Wilson Oil Company of Johnston County, Inc. (“Wilson”), Rolesville Gas & Oil Company, Inc. (“Rolesville”) and its controlled subsidiary Inergy, L.P. IPCHA, Wilson and Rolesville are all subsidiaries created as a result of transactions with Inergy, L.P. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Inergy, L.P. and its subsidiaries Inergy Propane, LLC and Inergy Acquisition Company, LLC which, collectively, are referred to as “Inergy,” or “the partnership.” Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Inergy Holdings, L.P., owns the Non-Managing General Partner interest representing an approximate 1.4% unsubordinated general partner’s interest in Inergy. Inergy GP, LLC (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting Inergy’s business and managing Inergy’s operations. The Company is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy, L.P. Holdings also directly owns the incentive distribution rights with respect to Inergy, L.P.

The financial information as of June 30, 2005 and for the nine-month periods ended June 30, 2005 and 2004 contained herein is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the nine month periods ended June 30, 2005 and 2004 are not indicative of the results of operations that may be expected for the entire year.

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and the notes thereto included in Form S-1 as filed with the Securities and Exchange Commission for the year ended September 30, 2004.

Conversion Transaction

On April 28, 2005, the Company converted from a Delaware limited liability company (Inergy Holdings, LLC) to a Delaware limited partnership and changed its name to Inergy Holdings, L.P. The pro forma data presented in the consolidated statements of operations gives effect to the Company’s reorganization as a limited partnership as if it occurred at the beginning of the period presented.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy, through its wholesale operations, holds propane inventory, sells propane to various propane users, retailers, and resellers and offers price risk management services to these customers as part of its marketing and distribution operations. Inergy’s wholesale operations also sell propane to energy marketers and dealers and therefore Inergy enters into fixed price forward purchase and sales contracts. Derivative financial instruments used in connection with these activities are accounted for using the mark-to-market method in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Inergy’s overall objective for entering into such derivative financial instruments, including those designated as fair value hedges of Inergy’s inventory positions, is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available.

SFAS No. 133 requires recognition of all derivative instruments in the balance sheets and measures them at fair value. Certain of Inergy’s commodity derivative financial instruments have been designated as hedges of selected inventory positions, and qualify as fair value or cash flow hedges, as defined in SFAS No. 133. For derivative instruments designated as hedges, Inergy uses regression analysis and the dollar offset method to formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in fair value or variability in cash flow of hedged items. Changes in the fair value of derivative instruments designated as fair value or cash flow hedges are reported in the balance sheet as price risk management assets or liabilities. Changes in the fair value of derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portions of hedging derivatives are recognized immediately in cost of product sold.

During the three months and nine months ended June 30, 2005, Inergy recognized a net loss of $0.1 million and a net loss of $0.8 million, respectively, related to the ineffective portion of its hedging instruments and net losses of $0.7 million and $0.8 million, respectively, related to the portion of the hedging instruments Inergy excluded from its assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS No. 133.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Changes in the fair value of the hedge and the hedged item are recorded as a component of costs of products sold.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Revenue Recognition

Propane sales are recognized at the time product is shipped or delivered to the customer. Other revenues include: gas processing and fractionation fees that are recognized upon delivery of the product; other liquids that are recognized at the time product is shipped or delivered to the customer; the sale of propane appliances and equipment that is recognized at the time of sale or installation; and revenue from repairs and maintenance that is recognized upon completion of the service. All revenue is recognized pursuant to existing arrangements and fixed prices. Collectibility is reasonably assured as deliveries cease on past due accounts.

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Operating and administrative expenses consist of all expenses incurred by us other than those described in cost of products sold and depreciation and amortization. Certain of our operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales, but are not included in cost of product sold.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or on a first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost, determined by either using the average-cost or first-in, first-out method versus the market unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at June 30, 2005 and September 30, 2004 amount to $33.6 million and $40.7 million, respectively.

Inventories consist of (in thousands):

	June 30, 2005	September 30, 2004
Propane gas and other liquids	$49,846	$53,295
Appliances, parts and supplies	8,434	3,109

	$58,280	$56,404

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Pro-forma Income Per Unit

Basic net income per limited partner unit is computed by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive net income per limited partner unit on a pro-forma basis as if the conversion transaction had occurred at the beginning of the period presented (in thousands, except per unit data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$(4,830)	$(1,197)	$21,650	$8,412

Limited partners’ interest in net income – basic and diluted	$(4,830)	$(1,197)	$21,650	$8,412

Denominator:
Weighted average limited partners’ units outstanding	20,000	12,550	20,000	12,550
Effect of distributions in excess of earnings	—	125	1,668	—

Weighted average limited partners’ units outstanding-basic	20,000	12,675	21,668	12,550
Effect of dilutive unit options outstanding	—	—	12	3,540

Weighted average limited partners’ units outstanding – dilutive	20,000	12,675	21,680	16,090

Pro-forma net income(loss) per limited partner unit:
Basic	$(0.24)	$(0.09)	$1.00	$0.67

Diluted	$(0.24)	$(0.09)	$1.00	$0.52

Distributions during the nine months ended June 30, 2005 exceeded earnings by $37.5 million. On June 30, 2005 our units closed at $27.30, an additional 1,668 units have been reflected in the pro forma per unit calculation. Distributions did not exceed earnings during the nine months ended June 30, 2004.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan, and Inergy, L.P. has a separate unit-based employee compensation plan. These plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” No percentage interest or unit-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying equities on the date of measurement. The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to percentage interest or unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Pro forma information for the three months and nine months ended June 30, 2005 and 2004 is as follows (in thousands, except per unit data):

	Three Month Ended June 30,				Nine months ended June 30,
	2005		2004		2005			2004
Net income (loss) as reported		$(4,830)		$(1,197)		$21,650			$8,412
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards		7		9		21			26

Pro forma net income (loss)		$(4,837)		$(1,206)		$21,629			$8,386

Net income (loss) per limited partner unit:
Basic – as reported		$(0.24)		$(0.10)		$1.08			$0.67

Diluted – as reported		$(0.24)		$(0.10)		$1.08			$0.52

Pro forma net income (loss) per limited partner unit:
Basic – as reported	$	([0.24 ])	$	([0.07 ])	$	[1.00	]	$	[0.67	]

Diluted – as reported	$	([0.24 ])	$	([0.07 ])	$	[1.00	]	$	[0.52	]

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

As the effects of including the incremental units associated with options are antidilutive for the quarters ended June 30, 2005 and 2004, both basic earnings per unit and diluted earnings per unit reflect the same calculation. Weighted average antidilutive unit options outstanding totaled 11,907 and 3,539,800 for the quarters ended June 30, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than October 1, 2005. Early adoptions will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on October 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt SFAS No. 123(R) using the modified prospective method.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Accounting Policies (continued)

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will not have a significant impact on our results of operations, and it will not have a significant impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the footnotes to the consolidated financial statements.

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” is a replacement of APB Opinion No. 20, Accounting Changes”, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 145 applies to all voluntary changes in accounting principle and changes the accounting for and the reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principal unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS no. 154 is not expected to have a material effect of the Company’s consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt

On September 3, 2004, the Company declared a distribution to members, and in lieu of cash, distributed promissory notes to members in the aggregate amount of $15.0 million. The notes are due in quarterly principal installments of $375 thousand beginning on February 15, 2005 and bear interest at the rate of 3%. The notes mature on November 15, 2014. The notes are subordinate to the bank debt.

Long-term debt consisted of the following (in thousands):

	June 30, 2005	September 30, 2004
Inergy, L.P. Credit agreement	$100,800	$132,153
Inergy, L.P. Senior unsecured notes	425,801	—
Inergy, L.P. Obligations under noncompetition agreements and notes to former owners of businesses acquired	9,913	5,446
Other	—	2
Inergy Holdings, L.P. bank facility	—	15,652

	536,514	153,253
Less current portion	6,423	25,017

	$530,091	$128,236

On April 28, 2005 we entered into a $69.0 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan was December 31, 2005 and was collateralized by all of our interests in Inergy. In addition, the Term Loan was guaranteed by each of our wholly-owned subsidiaries. Borrowings under the Term Loan bore interest at our option at a floating rate equal to either the prime rate plus 1.50% or LIBOR (preadjusted for reserves) plus 2.50%. Borrowings under the Term Loan were used to refinance the credit agreement described below, to repurchase certain interests from our partners and to make distributions to our pre-initial public offering owners. On June 24, 2005 a portion of the proceeds from the 3,910,000 common unit offering was used to repay all amounts borrowed under the Term Loan and the Term Loan was terminated.

Effective August 30, 2004, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consisted of a $15 million term loan and a $5 million working capital revolver and had an original expiration of August 30, 2009. The obligation under the Bank Facility was secured by certain common units, senior subordinated units and junior subordinated units in Inergy, L.P. held by the Company and its wholly owned subsidiaries. The Bank Facility was also guaranteed by IPCH Acquisition Corp. and New Inergy Propane, LLC. On April 28, 2005, we retired all outstanding indebtedness on the Bank Facility using the proceeds from the Term Loan.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

Effective in December 2004, Inergy, L.P. executed a new credit agreement with its existing lenders in addition to others. The credit agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. Inergy has the option to utilize up to $25.0 million of available borrowing capacity from its revolving acquisition facility for working capital purposes. The credit agreement expires in December 2009 and is guaranteed by all of Inergy’s domestic subsidiaries. The proceeds of the new credit agreement were used to repay the outstanding balance of the existing credit agreement. This resulted in the write off of deferred financing costs associated with the existing credit agreement of $1.5 million.

Inergy is required to reduce the principal outstanding on the revolving working capital line of credit to $5 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. At September 30, 2004, Inergy was required to reduce the principal outstanding on the revolving working capital line of credit to $4 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such $4 million of the outstanding balance at September 30, 2004 has been classified as long-term liabilities in the accompanying consolidated balance sheets. At June 30, 2005 and September 30, 2004, the total balance outstanding under the existing credit agreements was $100.8 million and $132.2 million, respectively, including $8.5 million and $26.4 million, respectively, under the working capital facilities. The prime rate and Eurodollar plus the applicable spreads were between 5.76% and 7.25% at June 30, 2005, and between 3.77% and 4.75% at September 30, 2004, for all outstanding debt under the credit agreement.

The credit agreements contain several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the credit agreements amounted to $209.7 million and $162.2 million at June 30, 2005 and September 30, 2004, respectively.

In December 2004, Inergy, L.P. entered into a 364-day credit facility and borrowed $375.0 million under this facility. The borrowings under this facility were used to finance part of the Star Gas Propane acquisition and related expenses. The 364-day credit facility was guaranteed by all of Inergy L.P.’s domestic subsidiaries and was secured on an equal basis with its revolving credit facilities. The borrowings under this facility were permanently repaid with the net proceeds from Inergy’s offering of senior unsecured notes and the 364-day facility was terminated. This resulted in the write off of deferred financing costs associated with the 364-day facility of $5.5 million.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

On December 22, 2004, Inergy, L.P. and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). The senior unsecured notes contain covenants similar to the credit agreement. Inergy, L.P. used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility.

The notes represent senior unsecured obligations and rank pari passu in right of payment with all of our other present and future senior indebtedness. The senior unsecured notes are jointly and severally guaranteed by all current domestic subsidiaries. The notes have certain call features which allow us to redeem the notes at specified prices based on date redeemed.

In the quarter ending March 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. Inergy recognized the approximate $0.8 million increase in the fair market value of the related senior unsecured notes at June 30, 2005 with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other assets.

The aggregate amounts of principal to be paid on the outstanding promissory notes and long-term debt during the next five years ending June 30 and thereafter, are as follows, in thousands of dollars:

2006	$6,423
2007	2,257
2008	2,020
2009	960
2010	97,961
Thereafter	426,893

$536,514

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt (continued)

In June 2002, Inergy Propane, LLC entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The senior secured notes consisted of the following: $35 million principal amount of 8.85% senior secured notes with a 5-year maturity, $25.0 million principal amount of 9.10% senior secured notes with a 6-year maturity, and $25.0 million principal amount of 9.34% senior secured notes with a 7-year maturity. The net proceeds from these senior secured notes were used to repay a portion of the amount outstanding under the credit facility. The funds from a public unit offering, together with net new borrowings under the revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

In August 2002, Inergy Propane, LLC (the “Operating Company”) entered into two interest rate swap agreements each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, the Operating Company entered into three additional interest rate swap agreements each designed to hedge $5 million in underlying fixed rate senior secured notes. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

At June 30, 2005, the Company was in compliance with all of its debt covenants.

Note 4 – Partner’s Equity

Distributions paid by the Company to its partners amounted to $59.2 million for the nine months ended June 30, 2005. During November 2004, the Company received cash contributions of $5.6 million as a result of the exchange of employee options for membership interest agreements and the subsequent exercise of those agreements. In April 2005, the Company exercised a call option to purchase a portion of a Partners’ interest for $3.0 million. In June 2005, the Company issued 3,910,000 common units of Inergy Holdings, L.P. to the public for net proceeds of approximately $80.1 million.

On July 27, 2005 the board of directors of Inergy Holdings GP, LLC declared a distribution of $0.225 per limited partner unit for the quarter ended June 30, 2005. This distribution will be prorated for the portion of the third fiscal quarter Inergy Holdings, L.P. was a public company and is expected to be paid on or about November 18, 2005. For the portion of the quarter ended June 30, 2005 that we were not public, distributions in the amount of $4.2 million will be paid to pre-initial public offering owners on August 19, 2005.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of propane at fixed prices with suppliers. At June 30, 2005, the total of these firm purchase commitments was approximately $88.2 million.

At June 30, 2005, Inergy was contingently liable for letters of credit outstanding totaling $14.5 million, which guarantee various transactions.

During the three months ended December 31, 2004, Inergy’s subsidiary, Star Gas Propane, L.P. was a named defendant in multiple federal securities class action lawsuits alleging that public disclosures made by its former parent, Star Gas Partners, L.P., were in violation of various securities laws including Rule 10b-5. Star Gas Partners, L.P has agreed to indemnify Inergy for this liability. We do not expect this lawsuit to have a material effect on our results of operations or financial condition because we believe that the claim is without merit. However, if the lawsuit was decided adversely to Star Gas Propane, L.P. and Star Gas Partners, L.P. was unable to fulfill its indemnification obligation to Inergy, this lawsuit could have a material effect on our results of operations or financial condition.

We are not currently a party to any material litigation. Inergy’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time Inergy is a defendant in various legal proceedings and litigation arising in the ordinary course of business. Inergy maintains insurance policies with insurers in amounts and with coverages and deductibles as its managing general partner believes are reasonable and prudent. However, Inergy cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use Inergy’s products.

Note 7 – Segments

The Company’s financial statements reflect two reportable segments: retail sales operations and wholesale sales operations. Retail sales operations include all retail operations and transportation services. Wholesale sales operations include wholesale supply, marketing and distribution, and natural gas processing and NGL fractionation operations. Results of operations for acquisitions that occurred during the nine months ended June 30, 2005 are included in the retail sales operations reportable segment. Revenues, gross profit and identifiable assets for each of our reportable segments are presented below.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the wholesale segment.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

The following segment information is presented in thousands of dollars:

	Three Months Ended June 30, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$80,987	$77,889	$(31,383)	$127,493
Distillate revenues	14,644	—	—	14,644
Fractionation and other midstream revenues	—	19,448	—	19,448
Transportation revenues	3,033	—	—	3,033
Propane-related appliance sales revenues	2,950	—	—	2,950
Retail service revenues	3,236	—	—	3,236
Rental service and other revenues	2,798	—	—	2,798
Gross profit	46,162	5,024	(582)	50,604
Identifiable assets	51,661	63,959	—	115,620

	Three Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$25,271	$42,633	$(10,364)	$57,540
Distillate revenues	698	—	—	698
Fractionation and other midstream revenues	—	6,572	—	6,572
Transportation revenues	2,038	—	—	2,038
Propane-related appliance sales revenues	965	—	—	965
Retail service revenues	714	—	—	714
Rental service and other revenues	1,188	—	—	1,188
Gross profit	14,672	2,315	—	16,987
Identifiable assets	19,103	41,979	—	61,082

	Nine Months Ended June 30, 2005
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$451,654	$397,782	$(141,235)	$708,201
Distillate revenues	59,269	—	—	59,269
Fractionation and other midstream revenues	—	41,725	—	41,725
Transportation revenues	8,229	—	—	8,229
Propane-related appliance sales revenues	7,309	—	—	7,309
Retail service revenues	11,494	—	—	11,494
Rental service and other revenues	9,268	—	—	9,268
Gross profit	237,695	15,103	(993)	251,805
Identifiable assets	51,661	63,959	—	115,620

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Segments (continued)

	Nine Months Ended June 30, 2004
	Retail Sales Operations	Wholesale Sales Operations	Intersegment Eliminations	Total
Propane revenues	$170,900	$261,108	$(86,221)	$345,787
Distillate revenues	1,572	—	—	1,572
Fractionation and other midstream revenues	—	17,886	—	17,886
Transportation revenues	5,903	—	—	5,903
Propane-related appliance sales revenues	3,701	—	—	3,701
Retail service revenues	2,628	—	—	2,628
Rental service and other revenues	2,888	—	—	2,888
Gross profit	91,223	13,811	(610)	104,424
Identifiable assets	19,103	41,979	—	61,082

Note 8 – Business Acquisitions

In November 2004, Inergy acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, Inergy acquired Star Gas Propane, L.P. headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI. In May 2005, Inergy acquired the assets of three other retail propane companies. The aggregate purchase price for these acquisitions, net of cash acquired was $588.9 million.

The operating results for these acquisitions are included in our consolidated results of operations from the dates of acquisition through June 30, 2005.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Business Acquisitions (continued)

The purchase price of Star Gas Propane, L.P. approximated $487.7 million, net of cash acquired. In connection with the acquisition, Inergy entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, Inergy and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition. The allocation of the total consideration for the Star Gas Propane, L.P. acquisition is as follows (in millions):

Current assets, net of cash acquired	$54.6
Property, plant and equipment	285.7
Intangible assets	108.6
Goodwill	90.5
Other assets	1.4
Current liabilities	(52.0)
Non-compete liabilities	(1.1)

$487.7

The purchase price allocation has been prepared on a preliminary basis, and changes are expected when the appraisals are completed and additional information becomes available.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Star Gas Propane, L.P. acquisition had been completed October 1, 2003 and 2004, the beginning of the 2004 and 2005 fiscal years. Star Gas Propane, L.P. meets the criteria of a significant subsidiary. Pro forma information is not presented for other acquisitions as they do not qualify as significant subsidiaries. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, customers’ accounts amortization expense and depreciation expense. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisitions had occurred on October 1, 2003 and 2004 or that will be obtained in the future.

	Three month period ended		Nine month period ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$173,602	$119,528	$904,217	$675,746
Net income (loss)	(4,830)	(15,711)	12,624	21,853
Pro forma net income (loss) per limited partner unit:
Basic - pro forma	$(0.24)	$(1.24)	$0.58	$1.74

Diluted - pro forma	$(0.24)	$(1.24)	$0.58	$1.36

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

(FORMERLY INERGY HOLDINGS, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Subsequent Events

On July 11, 2005, Inergy announced it has executed an agreement to purchase the membership interests of the entities that own the Stagecoach natural gas storage facility located in Tioga county, New York, for approximately $205 million. Stagecoach is a high performance, multi-cycle natural gas storage facility. In addition to the approximate $205 million purchase price for the in-service Stagecoach facility, Inergy will also purchase the rights to the Phase II expansion project of Stagecoach for $25 million. Inergy intends to fund the approximate $230 million purchase price initially through bank borrowings of approximately $205 million and a $25 million capital contribution from Inergy Holdings, L.P. Inergy expects to refinance the $205 million portion of the purchase price with longer-term capital through a combination of equity and debt issuances. In exchange for the $25 million capital contribution, Inergy is expected to issue special units to Inergy Holdings, L.P. The special units will provide for a 12% paid-in-kind return until the Phase II expansion project is complete and operational (not to exceed three years) at which time the special units will convert to common units.

On July 22, 2005, the Company executed a credit agreement (the “Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million dollar working capital revolver for one of our wholly owned subsidiaries, IPCH Acquisition Corp. The obligation under the Bank Facility is secured by certain common and senior subordinated units in Inergy, L.P. held by the Company and its wholly owned subsidiaries.

Note 10—Issuance of Subsidiary Units

In December 2004, Inergy, L.P. issued 3,568,139 common units to unrelated third parties resulting in proceeds of $91.0 million, net of underwriter’s discounts, commissions, and offering expenses. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P. This resulted in a gain of approximately $7.3 million to the Company.

Also in December 2004, Inergy, L.P. issued 4,400,000 common units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discounts, commissions, and offering expenses. These funds were used to repay borrowings under its credit agreement. This resulted in a gain of approximately $7.8 million to the Company.

In January 2005, Inergy, L.P. issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. This resulted in a gain of approximately $0.9 million to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Form S-1 filed with the Securities and Exchange Commission.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

Overview

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P., a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Our aggregate partnership interests in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.4% general partner interest in Inergy;

•	1,243,388 Inergy common units, 1,568,028 Inergy senior subordinated units and 975,924 Inergy junior subordinated units, representing an aggregate limited partner interest in Inergy of approximately 11.4%; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Inergy is a rapidly growing retail and wholesale propane marketing and distribution business. Inergy also owns, as part of our wholesale and supply operations, an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy has grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996, Inergy has acquired 48 propane businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

Since we control the managing general partner of Inergy, we reflect our ownership interest in Inergy on a consolidated basis, which means that our financial results are combined with Inergy’s financial results and the results of our other subsidiaries. The limited partner interests in Inergy not owned by affiliates of the managing general partner are reflected as an expense in our results of operations. We have no separate operating activities apart from those conducted by Inergy, and our cash flows consist of distributions from Inergy on the partnership interests we own. Our consolidated results of operations principally reflect the results of operations of Inergy, and also include our gains on the issuance of Inergy common units, provision for income taxes and interest of non-controlling partners in Inergy’s net income. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of Inergy. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a public entity.

In November 2004, Inergy acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, Inergy acquired Star Gas Propane, L.P. headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI.

The operating results for Star Gas Propane, L.P. from December 1, 2004 are included in our consolidated results of operations. The operating results of Moulton Gas Service, Inc. and Northwest Propane, Inc. are included in our consolidated results of operations from the dates of acquisition.

The purchase price of Star Gas Propane, L.P. approximated $487.7 million, net of cash acquired. In connection with the acquisition, Inergy entered into a 364-day credit facility and borrowed $375.0 million under this facility on December 17, 2004. On December 22, 2004, Inergy, together with its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility. Inergy, L.P. also issued 3,568,139 common units to unrelated third parties to partially fund the acquisition.

Because a substantial portion of Inergy’s propane is used in the weather-sensitive residential markets, the temperatures realized in its areas of operations, particularly during the six-month peak heating season, have a significant effect on its financial performance. As a result, operating income is highest October through March, and Inergy generally experiences net losses from April through September. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, Inergy uses information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of our operating regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to our customers and have historically maintained or increased our gross margin per gallon in periods of rising costs.

Inergy believes its wholesale supply, marketing and distribution business complements our retail distribution business. Through its wholesale operations, Inergy distributes propane and also offers price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments. Inergy engages in derivative transactions to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply.

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy on and after July 31, 2001, the closing date of its initial public offering, and of its predecessor, Inergy Partners, LLC prior to July 31, 2001. Because our financial statements represent combined consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following adjustments to the income statement:

•

Our recognition of gain on issuance of units in Inergy. In accordance with Staff Accounting Bulletin No. 51, we recognize an increase in the value of our investment in Inergy when Inergy issues additional common units to third parties at a unit price that exceeds the current carrying value of our investment in Inergy common units. This gain is recognized as income in the period in which the sale to third parties occurs. Historically, Inergy has grown through acquisitions funded in part through the issuance of equity. Because we expect Inergy’s acquisition and related financing activity to continue for the foreseeable future, it is likely that we will continue to recognize gains as a result of future equity issuances by Inergy.

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by certain of our wholly owned corporate subsidiaries.

•	Interest of non-controlling partners in Inergy’s net income (loss). We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. We own an 11.4% limited partner interest in Inergy and the non-affiliated unitholders own an 87.2% limited partner interest in Inergy.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Volume. During the three months ended June 30, 2005, we sold 48.6 million retail gallons of propane, an increase of 30.4 million gallons, or 166% over the 18.2 million retail gallons sold during the same three-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the eleven other retail propane companies for which results are only included in the 2004 period subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 32.2 million gallons of this increase, with this increase partially offset by approximately 1.8 million lesser gallon sales primarily as a result of customer conservation due to higher propane sales prices. Higher selling prices were a result of an approximate 23% higher propane cost per gallon on average for the three months ended June 30, 2005 compared to the same three-month period in 2004.

Wholesale gallons delivered during the three months ended June 30, 2005 were 57.3 million gallons, as compared to 53.7 million gallons during the same three-month period in 2004. This increase was primarily attributable to increased sales volumes to new and existing customers.

Revenues. Revenues in the three months ended June 30, 2005 were $173.6 million, an increase of $103.9 million, or 149%, from $69.7 million during the same three-month period in 2004.

Revenues from retail sales were $106.0 million in the three months ended June 30, 2005 (after elimination of sales to our wholesale operations), an increase of $76.3 million, or 256%, compared to $29.7 million during the same three-month period in 2004. Retail propane revenues accounted for approximately $55.2 million of this increase comprised of an increase of approximately $52.7 million from acquisition-related volume and an increase of approximately $5.6 million as a result of higher selling prices with these increases partially offset approximately $3.1 from the lower sales volumes at our existing locations. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $21.1 primarily due to acquisitions.

Revenues from wholesale sales were $67.6 million in the three months ended June 30, 2005 (after elimination of sales to our retail operations), an increase of $27.6 million, or 69%, compared to $40.0 million during the same three-month period in 2004. Approximately $11.8 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, with the balance of the increase, approximately $15.8 million, the result of volume increases generated in our wholesale operations.

Cost of Product Sold. Retail cost of product sold in the three months ended June 30, 2005 was $60.4 million, an increase of $45.3 million, or 301%, compared to $15.1 million during the same three-month period in 2004. Approximately $27.9 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $2.0 million offset by $3.1 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $20.6 million in the three months ended June 30, 2005, an increase of $18.5 million, compared to only $2.1 million in the prior year. The other retail cost of product sales is primarily distillate products which is substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the three months ended June 30, 2005 was $62.6 million, an increase of $24.9 million or 66%, from wholesale cost of product sold of $37.7 million during the same three-month period in 2004. Approximately $10.6 million of this increase was primarily related to the increased average cost of propane in the three months ended June 30, 2005, with the balance of the increase, approximately $14.3 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $12.4 million and $5.6 million in the three months ended June 30, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.0 million and $1.2 million in the three months ended June 30, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $45.6 million in the three months ended June 30, 2005 compared to $14.7 million during the same three-month period in 2004. This increase of approximately $30.9 million was primarily attributable to an increase of approximately $28.3 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $24.8 million of the increase in addition to an increase in margin per gallon at our existing locations which amounted to an increase of approximately $3.7 million. The volume decrease at our existing locations partially offset these increases by approximately $0.2 million. Other retail gross profits increased by approximately $2.6 million with the increase attributable to acquisitions. Wholesale gross profit was $5.0 and $2.3 million, respectively, (after elimination of gross profit attributable to our retail operations) in the three months ended June 30, 2005 and 2004. This increase was primarily attributable to increased margins per gallon, and an increase in volume.

Operating and Administrative Expenses. Operating and administrative expenses increased to $52.1 million in the three months ended June 30, 2005 as compared to $20.0 million in the same three-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $19.0 million, general operating expenses of $9.9 million including insurance, professional services and facility costs, and increased vehicle costs of $3.2 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $13.9 million in the three months ended June 30, 2005 from $5.6 million during the same three-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $10.1 million in the three month period ended June 30, 2005 as compared to $1.4 million during the same three-month period in 2004. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In June 2005, we repaid $69.0 million term loan with Lehman Commercial Paper, Inc. with proceeds from our 3,910,000 common unit offering resulting in a write off of $0.4 million in deferred finance costs. In April 2004, we repaid all amounts drawn under our bank credit facility with proceeds from the $69.0 million term loan with Lehman Commercial Paper, Inc. As a result of terminating the bank credit facility, we wrote off deferred finance cost of $0.2 million. In January 2004, we repaid in full our $85.0 million senior secured notes before their scheduled maturity dates. As such, we were required to pay an additional amount of approximately $17.9 million as a make whole payment which was recorded as a charge to earnings in the quarter ended June 30, 2004. We used proceeds from our January 2004 common unit offering and borrowings from our bank credit facility for this repayment. In addition, we also recorded a charge to earnings of approximately $1.2 million in the quarter ended June 30, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision (benefit)for income taxes increased to ($0.2) million in the period ended June 30, 2005 from ($0.3) million in the same three-month period in 2004. The provision (benefit) for income taxes of ($0.2) million in the three months ended June 30, 2005 is composed of $0.4 million of current income tax and ($0.6) million of deferred income tax benefit. The 2004 provision (benefit) for income taxes of ($0.3) million is composed of ($0.1) million of current income tax benefit and ($0.2) million of deferred income tax benefit.

Interest of non-controlling partners in Inergy’s net income (loss). We recorded income of $20.6 million in the three month period ended June 30, 2005 as compared to $8.2 million in the same three month period of 2004 associated with the interests of non-controlling partners in Inergy. The increase of $12.4 million in income is primarily the result of increased net loss reported by Inergy of $24.1 million in the three-month period ended June 30, 2005 as compared to $9.8 million in the same three-month period in 2004.

Net Income (loss). Net loss increased to $(4.8) million for the three months ended June 30, 2005 from the net loss of $(1.2) million in the same three-month period in 2004. The increase in net loss was attributable to an increase in operating and administrative expenses, depreciation and amortization, and interest expense, partially offset by increases in retail and wholesale gross profit, all primarily the result of acquisitions.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Volume. During the nine months ended June 30, 2005, we sold 269.7 million retail gallons of propane, an increase of 152.3 million gallons, or 130% over the 117.4 million retail gallons sold during the same nine-month period in 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas Propane, L.P. and the eighteen other retail propane companies for which results are only included in the 2004 period subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 168.0 million gallons of this increase, partially offset by approximately 15.7 million lesser gallon sales as a result of customer conservation due to higher propane sales prices and warmer weather. Higher selling prices were a result of an approximate 23% higher propane cost per gallon on average for the nine months ended June 30, 2005 compared to the same nine-month period in 2004 and the weather in our areas of operations was approximately 1% warmer in the nine months ended June 30, 2005 compared to the same period in 2004.

Wholesale gallons delivered during the nine months ended June 30, 2005 was 325.9 million gallons, as compared to 290.1 million gallons during the same nine-month period in 2004. This increase was primarily attributable to increased sales volumes and to a lesser extent, the acquisitions of Star Gas Propane, L.P., and one other retail propane company where wholesale volumes exist.

Revenues. Revenues in the nine months ended June 30, 2005 were $845.5 million, an increase of $465.1 million, or 122%, from $380.4 million during the same nine-month period in 2004.

Revenues from retail sales were $539.3 million in the nine months ended June 30, 2005 (after elimination of sales to our wholesale operations), an increase of $357.6 million, or 197%, compared to $181.7 million during the same nine-month period in 2004. Retail propane revenues accounted for approximately $278.7 million of this increase with approximately $277.4 million of this increase the result of the acquisition-related volume and an increase of approximately $28.2 million the result higher selling prices with these increases partially offset approximately $26.9 million from the lower sales volumes at our existing locations. In addition to retail propane sales, these revenues consist of transportation revenues, distillate sales, tank rentals, appliance sales and service income with these revenues increasing by approximately $78.9 million primarily due to acquisitions.

Revenues from wholesale sales were $306.2 million in the nine months ended June 30, 2005 (after elimination of sales to our retail operations), an increase of $107.5 million, or 54%, compared to $198.7 million during the same nine-month period in 2004. Approximately $54.7 million of this increase was attributable to the higher per gallon selling price of propane, due to its higher cost, an increase of approximately $14.8 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $38.0 million, the result of volume increases generated in our existing wholesale operations.

Cost of Product Sold. Retail cost of product sold in the nine months ended June 30, 2005 was $302.6 million, an increase of $211.5 million, or 232%, compared to $91.1 million during the same nine-month period in 2004. Approximately $150.4 million of this increase was attributable to acquisition-related retail propane sales. In addition, the higher average cost of propane resulted in increased cost of product of approximately $19.6 million partially offset by $13.1 million lesser cost of product as a result of the lower propane volume sales at our existing locations. Other retail cost of product sales increased as a result of acquisitions and were $59.6 million in the nine months ended June 30, 2005, an increase of $54.6 million compared to only $5.0 million in the prior year. The other retail cost of product sales is primarily distillate products which is substantially a result of the acquisition of Star Gas Propane, L.P. Wholesale cost of product sold in the nine months ended June 30, 2005 was $291.1 million, an increase of $106.3 million or 58%, from wholesale cost of product sold of $184.8 million during the same nine-month period in 2004. Approximately $54.8 million of this increase was primarily related to the increased average cost of propane in the nine months ended June 30, 2005, an increase of $13.5 million due to two retail acquisitions with wholesale operations, with the balance of the increase, approximately $38.0 million, the result of the increased volumes experienced in our wholesale operations. Our cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $32.1 million and $16.5 million in the nine months ended June 30, 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $7.6 million and $3.3 million in the nine months ended June 30, 2005 and 2004, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business.

Gross Profit. Retail gross profit was $236.7 million in the nine months ended June 30, 2005 compared to $90.6 million during the same nine-month period in 2004. This increase of approximately $146.1 million was primarily attributable to an increase of approximately $122.0 million in retail propane gross profit. This retail propane gross profit increase was the result of an increase in retail gallons sold as a result of acquisitions which accounted for approximately $127.0 million of the increase as well as an increase in margin per gallon at our existing locations which amounted to an increase of approximately $8.6 million. The volume decrease at our existing locations discussed above partially offset these increases by approximately $13.6 million. The remaining $24.1 million increase is a result of an increase in other retail product sales attributable to acquisitions. Wholesale gross profit was $15.1 and $13.8 million, respectively, (after elimination of gross profit attributable to our retail operations) in the nine months ended June 30, 2005 and 2004. This $1.3 million increase is primarily attributable to two retail acquisitions with wholesale operations as discussed above, and to a lesser extent, increased gross margin per gallon.

Operating and Administrative Expenses. Operating and administrative expenses increased to $146.5 million in the nine months ended June 30, 2005 as compared to $60.5 million in the same nine-month period in 2004. The increase in our operating and administrative expenses were attributable to increases in personnel expenses of $50.9 million, general operating expenses of $25.7 million, including insurance, professional services and facility costs, and increased vehicle costs of $9.4 million resulting primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $35.1 million in the nine months ended June 30, 2005 from $15.3 million during the same nine-month period in 2004 as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $24.7 million in the nine month period ended June 30, 2005 including amortization of deferred finance costs of $1.3 million as compared to $5.8 million during the same nine-month period in 2004 which included amortization of deferred finance costs of $1.2 million. Interest expense increased primarily due to an increase in the average debt outstanding including the additional financing related to the acquisition of Star Gas Propane, L.P. and higher average interest rates.

Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. In June 2005, we repaid $69.0 million term loan with Lehman Commercial Paper, Inc. with proceeds from our 3,910,000 common unit offering resulting in a write off of $0.4 million in deferred finance costs. In April 2004, we repaid all amounts drawn under our bank credit facility with proceeds from the $69.0 million term loan with Lehman Commercial Paper, Inc. As a result of terminating the bank credit facility, we wrote off deferred finance cost of $0.2 million. In December 2004, a charge of $7.0 million was recorded as a result of the write-off of deferred financing costs associated with the repayment of Inergy’s previously existing credit agreement and Inergy’s 364-day facility. In January 2004, Inergy repaid in full its $85.0 million senior secured notes before their scheduled maturity dates. As such, Inergy was required to pay an additional amount of approximately $17.9 million as a make whole payment which was recorded as a charge to earnings in the quarter ended June 30, 2004. Inergy used proceeds from its January 2004 common unit offering and borrowings from its bank credit facility for this repayment. In addition, Inergy also recorded a charge to earnings of approximately $1.2 million in the quarter ended June 30, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the Senior Notes.

Gain on issuance of units in Inergy. As a result of issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value, our share of the net assets of Inergy increases. Inergy issued additional common units in three separate transactions in the nine-month period ended June 30, 2005, all of which were in connection with the Star Gas Propane Acquisition. On December 17, 2004, Inergy issued 3,568,139 units to unrelated third parties resulting in net proceeds of approximately $91 million. On December 22, 2004 Inergy issued 4,400,000 common units in a public offering resulting in net proceeds of $121.3 million, and on January 4, 2005, in connection with the exercise of the underwriters over-allotment option granted by Inergy in the December public unit offering, Inergy issued 660,000 common units resulting in net proceeds of $17.9 million. These issuances resulted in a gain of $16.0 million for the nine months ended June 30, 2005 as compared to $7.8 million for the same period last year.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $2.1 million in the period ended June 30, 2005 from $1.2 million in the same nine-month period in 2004. The provision for income taxes of $2.1 million in the nine months ended June 30, 2005 is composed of $1.5 million of current income tax and $0.6 million of deferred income taxes. The 2004 provision for income taxes of $1.2 million is composed of $1.6 million of current income tax expense partially offset by $0.4 million of deferred income tax benefit.

Interest of non-controlling partners in Inergy’s net income (loss). We recorded an expense of $31.8 million in the nine month period ended June 30, 2005 as compared to $3.4 million in the same nine month period of 2004 associated with the interests of non-controlling partners in Inergy. The increase of $28.4 million in expense is primarily the result of increased net income reported by Inergy of $41.8 million in the nine-month period ended June 30, 2005 as compared to $5.0 million in the same nine-month period in 2004.

Net Income. Net income increased to $21.7 million for the nine months ended June 30, 2005 from $8.4 million in the same nine-month period in 2004. The increase in net income was attributable to the increase in retail gross profit together with the non-recurrence of the make whole premium charge in the 2004 period and the gain on the issuance of units in Inergy, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions and a higher expense reported for both the interest in non-controlling partners’ in Inergy’s net income and the provision for income taxes.

Liquidity and Sources of Capital

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

In June 2005, the Company issued 3,910,000 common units in an initial public offering, resulting in proceeds of $80.1 million net of underwriting discounts commissions and offering expenses. The proceeds from this offering were used to repay the term loan.

In December 2004, Inergy issued 3,568,139 common units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were obtained to partially fund the acquisition of Star Gas Propane, L.P.

Also in December 2004, Inergy issued 4,400,000 common units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under Inergy’s credit agreement.

In January 2005, the underwriters of the December 2004, 4,400,000 common unit offering exercised their over-allotment provision and Inergy issued 660,000 common units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s credit agreement.

Cash flows provided by operating activities of $77.8 million for the nine months ended June 30, 2005 consisted primarily of: net income of $21.7 million; net non-cash charges of $78.6 million relating to the interest of non-controlling partners in Inergy’s net income of $31.8 million, depreciation and amortization of $36.6 million, $7.6 million in write-offs of deferred financing costs related to the repayment of Inergy’s previously existing credit agreement and the 364-day credit facility, $0.5 million in deferred income taxes, and $2.1 million of other non-cash charges; offset by a decrease in cash flows of $22.5 million relating to changes in operating assets and liabilities and net liabilities from price risk management activities of $7.8 million and $16.0 million relating to the gain on issuance of common units in Inergy. The cash provided by the changes in operating assets and liabilities is primarily due to a decrease in accounts receivable of $17.8 million, a decrease in inventory of $24.9 million, and an decrease of prepaid expenses of $7.6 million due to the seasonal nature of the business, offset by a decrease in customer deposits of $26.4 million, accounts payable of $23.5 million, as well as other miscellaneous net changes of $1.0 million related to the seasonal nature of the business. Cash flows provided by operating activities of $48.7 million in the same nine-month period in 2004 consisted primarily of: net income of $8.4 million, net non-cash charges of $39.2 million relating to the interest of non-controlling partners in Inergy’s net income of $3.4 million, depreciation and amortization of $16.5 million, a make whole premium charge of $17.9 million associated with the early repayment of the senior secured notes and other net non-cash charges of $1.4 million; and a increase in cash flows of $8.4 million associated with the changes in operating assets and liabilities, including net liabilities from price risk management activities and $7.8 million relating to the gain on issuance of common units in Inergy The source of cash associated with the changes in operating assets and liabilities is primarily due to an increase in accounts payable and a reduction in inventory, partially offset by an increase in accounts receivable and prepaid expenses and other current assets, and a decrease in customer deposits. These changes are attributable to the seasonal nature of the business and our retail and wholesale growth.

Cash used in investing activities was $611.6 million in the nine months ended June 30, 2005 as compared to $66.0 million in the same nine month period in 2004. Investing activities for the nine months ended June 30, 2005 included a use of cash of $588.9 million, net of cash acquired, for the acquisition of six retail propane companies, including Star Gas Propane, L.P. Investing activities during the same six-month period in 2004 included a use of cash of $56.7 million for the acquisitions of EOTT Energy, L.P.’s west coast NGL business and other retail propane companies. Additionally, in the nine months ended June 30, 2005 and 2004, we expended $25.0 million and $10.0 million, respectively for additions of property, plant and equipment to accommodate our growing operations, and we expended $0.4 million and less than $0.1 million for deferred acquisition costs for prospective acquisitions. Offsetting these uses of cash in investing activities were the proceeds from sale of property, plant and equipment of $2.7 million and $1.6 million received in the nine months ended June 30, 2005 and 2004, respectively.

Cash provided by financing activities was $554.3 million in the nine months ended June 30, 2005 and $19.0 million in the same nine-month period in 2004. These included net borrowings of $364.1 million and net payments of $(18.6) million, for nine month periods ended June 30, 2005 and 2004, respectively, under debt agreements, including borrowings and repayments of our revolving working capital and acquisition credit facility and the issuance of our senior unsecured notes. Deferred financing costs of $23.3 million were incurred in the nine months ended June 30, 2005 related to debt incurred to complete the acquisitions. A payment of a make-whole premium charge of $17.9 million was incurred in the nine month period ended June 30, 2004. In addition, net proceeds were received from the issuance of Inergy common units of $310.2 million and $83.3 million and from partner contributions of $5.6 million and $1.5 million in the nine months ended June 30, 2005 and 2004, respectively. Offsetting these cash sources were $96.3 million and $26.4 million of distributions in the nine months ended June 30, 2005 and 2004, respectively, purchases of subordinated units in Inergy of $3.1 million and $0.5 million in the nine months ended June 30, 2005 and 2004, respectively. A redemption of partners’ interests of $3.0 million in the nine months ended June 30, 2005 as compared to $2.3 million the year prior.

The following table summarizes our long-term debt, promissory note, and operating lease obligations as of June 30, 2005 in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt	$860,022	$46,199	$75,120	$166,314	$572,389
Future minimum lease payments under noncancelable operating leases	16,474	5,520	6,295	2,723	1,936
Standby letters of credit	14,460	11,586	2,174	700	—

The following table summarizes the change in the unrealized fair value of our energy contracts related to Inergy’s risk management activities for the nine months ended June 30, 2005 and the same nine-month period in 2004 where settlement has not yet occurred (in thousands of dollars):

	Nine Months Ended
	June 30, 2005	June 30, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Initial recorded value of new contracts entered into during the period	—	2,723
Net unrealized gain/(loss) acquired through acquisition during the period	1,881	—
Change in fair value of contracts attributable to market movement during the year	9,627	(4,054)
Realized (gains)/losses recognized	(2,655)	907

Net unrealized gains in fair value of contracts outstanding at June 30, 2005	$2,227	$2,680

Of the outstanding unrealized gain as of June 30, 2005, all contracts had a maturity of less than one year.

We believe that anticipated cash from operations and borrowings under our credit facility and Inergy’s amended and restated credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of Inergy’s retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Description of Indebtedness

Inergy Holdings, L.P.

Term Loan

On April 28, 2005 we entered into a $69.0 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan is December 31, 2005 and is collateralized by all of our interests in Inergy. In addition, the Term Loan is guaranteed by each of our wholly-owned subsidiaries. Borrowings under the Term Loan bears interest at our option at a floating rate equal to either the prime rate plus 1.50% or LIBOR (preadjusted for reserves) plus 2.50%. Borrowings under the Term Loan were used to refinance the credit agreement described below, to repurchase certain interests from our partners and to make distributions to owners of our general partner. A portion of the proceeds from the 3,910,000 common unit offering as discussed was used to repay all amounts borrowed under the Term Loan.

Credit Agreement

On August 30, 2004, we entered into a Credit Agreement with Enterprise Bank & Trust, which we refer to as the Credit Agreement. Pursuant to the terms of the Credit Agreement, we obtained a $15 million five-year term loan and a $5.0 million working capital facility.

The loans under the Credit Agreement bear interest at LIBOR (adjusted for any reserve requirements), plus an applicable margin. The applicable margin varies quarterly based on our leverage ratio and may range from 2.25% to 3.50%. The outstanding balance of the term loan is payable in five installments as follows: $750,000 on August 30, 2005; $1,500,000 on August 30, 2006; $3,000,000 on August 30, 2007; $3,750,000 on August 30, 2008; and $6,000,000 at maturity of the term loan on August 30, 2009.

The Credit Agreement was repaid on April 28, 2005 with proceeds from the Term Loan discussed above. Upon the repayment of the amounts outstanding under our existing credit agreement, we terminated such credit agreement.

On July 22, 2005, we entered into a new credit agreement with Enterprise Bank & Trust providing for a $15 million revolving line of credit with a 36 month maturity. The facility also includes a $5 million revolving line of credit in favor of one of our wholly-owned subsidiaries. The Credit Agreement has terms substantially similar to those existing in the old Enterprise credit facility. The Credit Agreement is secured by certain of our ownership interests in Inergy, L.P. We used borrowings under this credit agreement to repay in full the promissory notes entered into in favor of our existing owners.

Promissory Notes

On November 5, 2004, Inergy Holdings, LLC, our predecessor, entered into a series of promissory notes totaling $15 million in favor of its members as of August 30, 2004. At June 30, 2005, the outstanding balance of the promissory notes was $3.8 million. Each of the promissory notes, as amended, bears interest at a rate of 3.0% per annum. Interest accrues from November 16, 2004 and is payable quarterly on February 15, May 15, August 15 and November 15 each year, commencing on February 15, 2005 and continuing until November 15, 2014, the maturity date. The promissory notes were issued in payment of a distribution declared on September 3, 2004 to existing members. Accordingly, no cash was contributed to us in exchange for the issuance of the promissory notes. The promissory notes were subordinated to our outstanding indebtedness under the terms of our credit agreement and were subordinated to our indebtedness under our Term Loan. Subsequent to June 30, 2005 the outstanding balance on the promissory notes was repaid in full and the promissory notes were discharged.

Inergy, L.P.

5-Year Credit Agreement

Effective in December 2004, Inergy executed a new credit agreement with our existing lenders in addition to others. The credit agreement consists of a $250.0 million revolving acquisition facility and a $75.0 million working capital facility. We have the option to use up to $25.0 million of available borrowing capacity from our revolving acquisition facility for working capital purposes. The credit agreement expires in December 2009 and carries terms, conditions, and covenants substantially similar to the previous credit agreement as described in the Form 10-K for the year ended September 30, 2004. The credit agreement is guaranteed by all of Inergy’s domestic subsidiaries.

This credit agreement accrues interest at either prime rate or Eurodollar plus applicable spreads, resulting in interest rates of 5.76% to 7.25% at June 30, 2005. At June 30, 2005, borrowings outstanding under the credit facility were $100.8 million, including $8.5 million outstanding under the revolving working capital facility. Of the entire outstanding credit facility balance of $100.8 million, $97.3 million is classified as long term in the accompanying June 30, 2005 consolidated balance sheet.

Senior Notes due 2014

On December 22, 2004, Inergy and its wholly owned subsidiary, Inergy Finance Corp. (“Finance Corp.” and together with Inergy, the “Issuers”), completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay substantially all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the revolving acquisition credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2005, we had floating rate obligations totaling approximately $100.8 million for amounts borrowed under our credit agreement and an additional $100.0 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

In the quarter ending March 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. Inergy recognized the approximate $0.8 million increase in the fair market value of the related senior unsecured notes at June 30, 2005 with a corresponding increase in the fair value of its interest rate swaps, which are recorded in other assets.

If the floating rate were to increase by 100 basis points from June 2005 levels, our interest expense would increase by a total of approximately $2.0 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures. The counterparties associated with assets from price risk management activities as of June 30, 2005 and 2004 were propane retailers, resellers, energy marketers and dealers.

The propane industry is a “margin-based” business in which gross profits depend on the excess of sales prices over supply costs. As a result, Inergy’s, thus our, profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, Inergy may not be able to pass on these increases to its customers through retail or wholesale prices. Propane is a commodity and the price Inergy pays for it can fluctuate significantly in response to supply or other market conditions. Inergy has no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce Inergy’s gross profits and could, if continued over an extended period of time, reduce demand by encouraging Inergy’s retail customers to conserve or convert to alternative energy sources.

Inergy engages in hedging transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on Inergy’s product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when Inergy has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time which Inergy believes to be immaterial in amount. In addition to Inergy’s ongoing policy to maintain a balanced position, for accounting purposes Inergy is required, on an ongoing basis, to track and report the market value of its purchase obligations and its sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of June 30, 2005 and September 30, 2004 include fixed price payor for 8.8 million and 4.9 million barrels of propane, respectively, and fixed price receiver for 9.6 million and 6.5 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of June 30, 2005, and September 30, 2004 was assets of $6.7 million and $23.0 million, respectively, and liabilities of $4.5 million and $29.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.2 million in the market value of the contracts as there were approximately 2.7 million gallons of net unbalanced positions at June 30, 2005.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2005. There have been no change in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

A federal securities class action was filed in October 2004 against Star Gas Partners, L.P. and certain of its executive officers (“Star Defendants”) in the United States District Court for the District of Connecticut. The allegations are that Star Gas Defendants purportedly violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5. Following the initiation of this claim, 17 additional class action complaints were filed including White v. Star Gas, et al,, which was filed in October 2004 in the United States District Court for the District of Connecticut. Star Gas Propane, L.P. was named as a defendant in the White case. The Court ruled on April 8, 2005 that the cases should be consolidated and it appointed lead counsel to prepare a Consolidated Amended Complaint. On June 20, 2005 the Consolidated Amended Complaint was filed. The Consolidated Amended Complaint did not name Star Gas Propane, L.P. as a defendant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: August 9, 2005	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)