Form 10-K
period 2005-09-30
INERGY HOLDINGS, L.P.
filed 2005-12-19
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-51304

INERGY HOLDINGS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	43-1792470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112

(Address of principal executive offices) (Zip Code)

(816) 842-8181

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Units representing limited partnership interests

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the 5,380,859 common units of the registrant held by non-affiliates computed by reference to the $36.38 closing price of such common units on November 1, 2005, was approximately $195.8 million. As of November 1, 2005, the registrant had 20,000,000 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

•	Throughout this report,

(1)	when we use the terms “we,” “us,” “our company,” “Holdings,” or “Inergy Holdings, L.P.,” we are referring either to Inergy Holdings, L.P., the registrant itself, or to Inergy Holdings, L.P. and its operating subsidiaries collectively, as the context requires.

(2)	when we use the terms “Inergy,” or “Inergy, L.P.,” we are referring to Inergy L.P., and its wholly owned subsidiaries.

(3)	when we use the term “Inergy Propane,” we are referring to Inergy Propane, LLC itself, or to Inergy Propane, LLC and its operating subsidiaries collectively, as the context requires. Inergy Propane, LLC is a wholly owned subsidiary of Inergy, L.P.

(4)	when we use the term “finance company,” we are referring to Inergy Finance Corp., a subsidiary of Inergy, L.P., formed on September 21, 2004.

(5)	when we use the term “general partner,” we are referring to Inergy Holdings GP, LLC.

•	Our general partner is responsible for the management of our company and its operations are governed by a board of directors. Our general partner does not have economic rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf.

INERGY HOLDINGS, L.P.

PART I

Item 1. Business.

Recent Developments

On August 9, 2005, in connection with Inergy’s purchase of Central New York Oil and Gas, LLC and eCORP Marketing, LLC (the “Stagecoach Acquisition”) we borrowed $25 million under a term loan from a bank and purchased from Inergy, for $25 million, 769,941 special units (the “Inergy Special Units”), representing a new class of equity securities in Inergy that are not entitled to a current cash distribution and will convert into common units of Inergy (“Inergy Common Units”) at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as described below. The Inergy Special Units were issued to fund the announced $25 million acquisition of the rights to the Phase II expansion project of the Stagecoach natural gas storage facility (“Stagecoach Expansion Project”). Since Inergy, L.P. is consolidated in the financial statements of Inergy Holdings, L.P., the Inergy Special Units eliminate in consolidation and only the $25 million term loan is presented in the financial statements.

Upon the commercial operation of the Stagecoach Expansion Project the Inergy Special Units will convert into Inergy Common Units at a specified conversion ratio. The initial conversion ratio is 1.0 Special Unit for 1.0 Inergy Common Unit with the conversion rate increasing 3% per three month period thereafter on a compounded basis with a maximum conversion ratio of 1.0 Special Unit for 1.43 Inergy Common Units.

In addition, on August 9, 2005, we entered into a separate Registration Rights Agreement with Inergy relating to the Inergy Special Units that allows for the registered resale of the Inergy Common Units. Pursuant to the Registration Rights Agreement, Inergy agreed to file a shelf registration statement for the resale of the Inergy Common Units issuable upon conversion of the Inergy Special Units within 180 days after the issue date of the Inergy Special Units and to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) within 240 days after the issue date.

On October 3, 2005, Inergy acquired the assets of Atlas Gas Products, Inc. (“Atlas”), headquartered in Costonia, OH. Atlas delivers propane to approximately 7,000 customers from three retail locations.

On October 4, 2005, Inergy acquired the assets of Dowdle Gas, Inc. (“Dowdle”), headquartered in Columbus, MS, effective as of October 1, 2005. Dowdle is the 12th largest propane retailer in the U.S. and delivers in excess of 50 million gallons of retail propane to approximately 120,000 customers in Alabama, Florida, Georgia, Mississippi, and Tennessee from sixty-nine retail locations.

On October 14, 2005, Inergy acquired the assets of Graeber Brothers, Inc. (“Graeber”), located in northern Mississippi, effective as of October 4, 2005. Graeber delivers retail propane to approximately 14,000 customers from six retail locations which are contiguous with the acquisition of Dowdle.

General

Inergy Holdings, L.P.

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P. (Nasdaq symbol: NRGY), a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. In addition to Inergy’s retail and wholesale propane business, Inergy also owns and operates a midstream operation including a natural gas storage facility and a natural gas liquids (NGL) business.

Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights in Inergy entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in increasing cash distributions to us. In addition, we may elect to make additional investments in Inergy which would increase our ownership interest in Inergy. The proceeds of such investments may be used by Inergy to pursue its growth strategy.

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2005, Inergy has acquired 49 companies for an aggregate purchase price of approximately $1.2 billion, including working capital, assumed liabilities and acquisition costs. These acquisitions include the assets and liabilities of 6 propane companies and a natural gas storage facility acquired during fiscal 2005 for an aggregate purchase price of approximately $810 million. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests in Inergy as of September 30, 2005, consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.2% general partner interest in Inergy;

•	1,717,551 Inergy Common Units, 1,093,865 Inergy senior subordinated units and 975,924 Inergy junior subordinated units, representing an aggregate limited partner interest in Inergy of approximately 9.5%;

•	769,941 Inergy Special Units, which are not entitled to a current distribution and will convert into Inergy Common Units at a specified conversion rate upon the commercial operation of the Stagecoach Expansion Project as previously described; and

•	all of the incentive distribution rights in Inergy, which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Our cash flows consist of distributions from Inergy on the partnership interests we own. Inergy is required by its partnership agreement to distribute all of its cash on hand at the end of each quarter, less reserves established by its managing general partner in its sole discretion to provide for the proper conduct of Inergy’s business or to provide for future distributions. While we, like Inergy, are structured as a limited partnership, our capital structure and cash distribution policy differ materially from those of Inergy. Most notably, our general partner does not have an economic interest in us and is not entitled to receive any distributions from us and our capital structure does not include incentive distribution rights. Therefore, our distributions are allocated exclusively to our common units, which is our only class of security outstanding.

The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by Inergy as certain target distribution levels are reached. They generally entitle us to receive 13.0% of all cash distributed in a quarter after each Inergy unit has received $0.33 for that quarter, 23.0% of all cash distributed after each Inergy unit has received $0.375 for that quarter and 48.0% of all cash distributed after each Inergy unit has received $0.45 for that quarter. For the quarter ended September 30, 2005, Inergy declared a distribution of $0.52 per unit, which resulted in our company receiving approximately $6.1 million in distributions comprised of approximately $2.0 million from the limited partnership units we own of Inergy, approximately $0.2 million from our 1.2% non-managing general partner interest in Inergy and approximately $3.9 million from the incentive distribution rights of Inergy.

On October 26, 2005, we declared a quarterly distribution on our common units of $0.27 per unit, or $1.08 per unit on an annualized basis.

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the

Nasdaq National Market under the symbol “NRGP”. We electronically file certain documents with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.inergypropane.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

Inergy, L.P.

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of its initial public offering on July 31, 2001. Inergy owns and operates, principally through its operating company, Inergy Propane, LLC, a rapidly growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns through a wholly owned subsidiary the Stagecoach natural gas storage facility located in Tioga County, New York.

Inergy believes it is the fifth largest propane retailer in the United States, excluding cooperatives, based on retail propane gallons sold. Inergy’s propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. Inergy markets its propane products under regional brand names including: Arrow Gas, Blue Flame, Bradley Propane, Burnwell Gas, Country Gas, Dowdle Gas, Gaylord Gas, Hancock Gas, Highland Propane, Hoosier Propane, Independent Propane, Maingas, McCracken, Modern Gas, Moulton Gas Service, Northwest Energy, Ohio Gas, Pearl Gas, Pro Gas, Pulver Gas, United Propane, and Tru-Gas. As of November 1, 2005, Inergy serves approximately 700,000 retail customers in Alabama, Arkansas, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin from 342 customer service centers which have an aggregate of approximately 29 million gallons of above-ground propane storage capacity. In addition to its retail propane business, Inergy operates a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to its customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and Southeast.

Inergy also owns and operates a midstream operation including the following assets:

•	Inergy’s recently acquired Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with approximately 13.6 Bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. The facility is fee-based and is currently 100% committed primarily with investment grade rated companies with term contracts that have a weighted average maturity extending to March 2008. Located 150 miles northwest of New York City, the Stagecoach facility is among the closest natural gas storage facilities to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line and is a significant participant in the northeast United States natural gas distribution system.

•	an NGL business in Bakersfield, California, acquired in 2003 which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

Inergy has grown primarily through acquisitions of propane operations. Including its initial acquisition of McCracken Oil & Propane Company in 1996, and through September 30, 2005, Inergy has completed 49 acquisitions (including two midstream businesses) in numerous states. On December 21, 2004, Inergy closed on the purchase of Star Gas Propane, L.P. (“Star Gas”), its largest acquisition. When acquired, Star Gas was servicing approximately 345,000 customers from approximately 120 customer service centers in the Midwest, Northeast, Florida, and Georgia.

The following chart sets forth information about each business Inergy acquired during the fiscal year ended September 30, 2005, and through the date of this filing:

Acquisition Date	Company	Location
November 2004	Moulton Gas Service, Inc.	Wapakoneta, OH

December 2004	Star Gas Propane L.P.	Stamford, CT

December 2004	Northwest Energy	Holly, MI

May 2005	Bayless Gas	Damascus, OH

May 2005	Propane Sales	Albion, PA

May 2005	Steinheiser Propane, Inc.	Butler, PA

August 2005	Stagecoach Natural Gas Storage Facility	Tioga County, NY

Acquisitions after September 30, 2005
October 2005	Atlas Gas Products, Inc.	Costonia, OH

October 2005	Dowdle Gas, Inc.	Columbus, MS

October 2005	Graeber Brothers, Inc.	Grenada, MS

Industry Background and Competition

Propane

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Inergy’s retail propane business consists principally of transporting propane to its customer service centers and other distribution areas and then to tanks located on its customers’ premises. Retail propane falls into three broad categories: residential, industrial and commercial, and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed.

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately 70% of Inergy’s retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each calendar year.

Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, Inergy believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent than propane and natural gas, primarily because of the cost of converting to fuel oil. The costs associated with switching from appliances that use fuel oil to appliances that use propane are a significant barrier to switching. By contrast, natural gas can generally be substituted for propane in appliances designed to use propane as a principal fuel source.

In addition to competing with alternative energy sources, Inergy competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Inergy believes that the 10 largest retailers account for less than 37% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Inergy’s customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Inergy’s typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. Inergy believes that its safety programs, policies and procedures are more comprehensive than many of its smaller, independent competitors and give Inergy a competitive advantage over such retailers. Inergy also believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Inergy’s employees are on call 24-hours and seven-days-a-week for emergency repairs and deliveries.

Retail propane distributors typically price retail usage based on a per gallon margin over wholesale costs. As a result, distributors generally seek to maintain their operating margins by passing costs through to customers, thus insulating themselves from volatility in wholesale propane prices. During periods of sudden price increases in propane at the wholesale level, distributors may be unable or unwilling to pass entire cost increases through to customers. In these cases, significant decreases in per gallon margins may result.

The propane distribution industry is characterized by a large number of relatively small, independently owned and locally operated distributors. Each year a significant number of these local distributors have sought to sell their business for reasons that include among others retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation, and Inergy, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. Inergy expects this acquisition market to continue for the foreseeable future.

The wholesale propane business is highly competitive. Inergy’s competitors in the wholesale business include producers and independent regional wholesalers. Inergy believes that its wholesale supply and distribution business provides it with a stronger regional presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

Midstream

Inergy owns, as part of its midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York which it acquired in August 2005. Inergy also owns a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy believes these businesses complement its existing wholesale and supply operations and provide the company with added long term strategic benefits.

Natural Gas Storage Business

According to the National Petroleum Council’s 2003 report, Balancing Natural Gas Policy, natural gas supplies approximately 25% of U.S. energy, generating about 19% of electric power, supplying heat to over 60 million households, and providing over 40% of all primary energy for industries. In recent years there has been a fundamental shift in the natural gas supply and demand balance that has resulted in higher and more volatile prices. This is due in part to the following factors:

•	the growing demand by more seasonal users such as the residential/commercial and the power generation customer segments; and

•	conflicts in public policy that in certain instances prohibit or limit the exploration and access to gas-prone areas and hinder the pipeline and infrastructure development.

Underground natural gas storage facilities are a critical component of the North American natural gas transmission and distribution system. They provide an essential reliability cushion against unexpected disruptions in supply, transportation or markets, and allow for the warehousing of gas to meet expected seasonal and daily variability in demand. According to the EIA, U.S. natural gas consumption is expected to grow at a compound annual growth rate of approximately 1.6% through 2025.

Most forecasts of North American natural gas supply and demand suggest a continuation of trends that will result in increased demand for natural gas storage capacity. Seasonal and weather sensitive demand sectors (residential and commercial heating demand and gas-fired power generation demand) have been growing and are expected to continue to do so, while the less seasonal industrial demand has been declining. Natural gas supply, meanwhile, has become almost entirely non-seasonal, requiring greater reliance on natural gas storage to respond to demand variability. On average, total North American natural gas consumption levels are approximately 40% higher in the winter months than summer months primarily due to the requirements of residential and commercial market sectors where gas is used principally for heating. These markets are very temperature sensitive with demand being highly variable both on a seasonal and a daily basis thus requiring that storage be capable of providing high maximum daily deliverability on the coldest days when storage due to infrastructure constraints provides as much as 50% of the market’s total requirement. Analysis has shown that seasonal winter demand has continued to show steady growth even though warmer winter temperature trends have muted the full impact of this increasing demand. Gas storage has facilitated the creation of a natural gas industry that is characterized by a production profile that is largely non-seasonal and a consumption profile that is highly seasonal and weather sensitive. Natural gas storage is essential in reallocating this inherent supply and demand imbalance.

In the natural gas storage business, there are significant barriers to entry, particularly in depleted reservoir storage such as the Stagecoach facility. Barriers include:

Geology: rock quality, depth, containment and reservoir size heavily influence development opportunities;

Geography: proximity to existing pipeline infrastructure, surface development, and complicated land ownership all combine to increase the difficulty in developing and operating natural gas storage facilities;

Specialized skills: finding and retaining qualified and skilled natural gas storage professionals is a challenge in today’s competitive job market in the oil & gas sectors due to the specialized nature of the skills required; and

Development costs: costs for new natural gas storage capacity development have continued to increase.

Although there are significant barriers to entry within the natural gas storage industry, competition is robust. Competition for natural gas storage is primarily based on location, connectivity, and the ability to deliver natural gas in a timely and reliable manner. Inergy’s natural gas storage facility competes with other means of natural gas storage, including other depleted reservoir facilities, salt dome storage facilities, and liquified natural gas and pipelines.

Storage capacity is held by a wide variety of market participants for a variety of purposes such as:

•	Reliability: local distribution companies (“LDCs”) hold the bulk of capacity and tend to use it in a manner relatively insensitive to gas prices, injecting gas into storage during the summer to meet fairly well-defined inventory targets, and withdrawing it in winter to meet peak load requirements while retaining a sufficient cushion of inventory to meet worst-case late winter demands. For such customers with an obligation to serve core end use markets, the value of storage may be significantly greater than the price differential between winter and summer gas. LDCs will pay the price to secure the natural gas storage they need up to the cost of alternatives (i.e., long haul pipeline capacity or above ground storage).

•	Efficiency: pipeline operators use storage capacity for system balancing requirements and to manage maintenance schedules, as well as to provide storage services to shippers on their systems. Producers use capacity to minimize production fluctuations and to manage market commitments. Power generators use storage capacity to provide swing capability for their plants that experience high daily and even hourly variability of requirements.

•	Arbitrage: energy merchants and other trading entities use storage for pure gas price arbitrage purposes, buying and injecting gas at times of low gas prices and withdrawing at times of higher prices as driven by the fundamentals of the natural gas market.

The value of natural gas storage is a reflection of its critical role in providing the North American natural gas market with a degree of supply reliability, flexibility, and seasonal and daily demand balancing.

NGL Business

In general, natural gas produced at the wellhead contains, along with methane, various NGLs. This “rich” natural gas in its raw form is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Natural gas processing separates, for the most part, the NGLs from the methane, and delivers the methane to the local natural gas pipelines. NGLs are retained for further processing within Inergy’s fractionation facility.

NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, normal butane, isobutane, and natural gasoline. The three primary sources of mixed NGLs fractionated in the United States are (i) domestic natural gas processing plants, (ii) domestic crude oil refineries and (iii) imports of butane and propane mixtures. The mixed NGLs delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facility are typically transported by NGL pipelines and, to a lesser extent, by railcar and truck.

NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are typically used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Ethane is primarily used in the petrochemical industry as feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of iso-octane and MTBE, and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.

Inergy’s NGL business located in California encounters competition from fully integrated oil companies, and independent NGL market participants. Each of Inergy’s competitors has varying levels of financial and personnel resources, and competition generally revolves around price, service and location. The majority of Inergy’s NGL processing and fractionation activities are processing mixed NGL streams for third-party customers and to support its NGL marketing activities under fee-based arrangements. These fees (typically in cents per gallon) are subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs. Inergy’s integrated midstream energy asset system affords it flexibility in meeting its customers’ needs. While many companies participate in the natural gas processing business, few have a presence in significant downstream activities such as NGL fractionation and transportation, and NGL marketing as Inergy does. Inergy’s competitive position and presence in these downstream businesses allows it to extract incremental value while offering its customers enhanced services, including comprehensive service packages.

Business Strategy

Inergy’s primary objective is to increase distributable cash flow for its unitholders, while (1) providing the highest level of commitment and service to its customers, (2) maintaining a strong credit profile, and (3) maintaining financial flexibility. Inergy intends to pursue this objective by capitalizing on what it believes are its competitive strengths as follows:

Proven Acquisition Expertise

Since Inergy’s predecessor’s inception and through September 30, 2005, Inergy has acquired and successfully integrated 49 companies—47 propane companies and 2 midstream businesses. Inergy’s executive officers and key employees, who average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses as well as other midstream industry participants throughout the United States. These significant industry contacts have enabled Inergy to negotiate most of its acquisitions on an exclusive basis. Inergy believes that this acquisition expertise should allow it to continue to grow through strategic and accretive acquisitions. Inergy’s acquisition program will continue to seek:

•	businesses that generate distributable cash flow that are accretive to Inergy unitholders on a per unit basis;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	propane and midstream businesses in attractive market areas;

•	propane businesses with established names with reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers; and

•	retention of key employees in acquired businesses.

High Percentage of Retail Sales to Residential Customers

Inergy’s retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2005, sales to residential customers represented approximately 70% of Inergy’s retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, Inergy believes that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, Inergy owns nearly 90% of the propane tanks located at its customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of Inergy’s customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Regional Branding

Inergy believes that its success in maintaining customer stability at its customer service centers results from Inergy’s operation under established, locally recognized trade names. Inergy attempts to capitalize on the reputation of the companies it acquires by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. Inergy expects its local branch management to continue to manage its marketing programs, new business development, customer service and customer billing and collections. Inergy believes that its employee incentive programs encourage efficiency and allow it to control costs at the corporate and field levels.

Operations in Attractive Propane Markets

A majority of Inergy’s propane operations are concentrated in attractive propane market areas, where natural gas distribution is not cost effective, margins are relatively stable, and tank control is relatively high. Inergy intends to pursue acquisitions in similar attractive markets.

Strong Wholesale Supply, Marketing and Distribution Business

One of Inergy’s distinguishing strengths is its procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2005, Inergy delivered approximately 391.3 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly traded propane businesses. Inergy also provides transportation services to these distributors through its fleet of transport vehicles, and price risk management services to its customers through a variety of financial and other instruments. The presence of Inergy’s trucks serving its wholesale customers allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. Inergy believes its wholesale business enables it to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because Inergy sells on a wholesale basis to many residential and commercial retailers, Inergy has an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for it. Inergy believes that it will have an adequate supply of propane to support its growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps Inergy avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Flexible Financial Structure

Inergy has a $350 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. As of November 1, 2005, Inergy had available capacity of approximately $126 million under its facility. Inergy believes its available capacity under these facilities combined with its ability to fund acquisitions through the issuance of additional partnership interests will provide Inergy with a flexible financial structure that will facilitate its acquisition strategy.

Operations

Inergy’s operations reflect its two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At November 1, 2005, Inergy distributes propane to approximately 700,000 retail customers from 342 customer service centers in 29 states. Inergy markets propane primarily in rural areas, but also has a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. Inergy markets its propane primarily in the eastern half of the United States through its customer service centers using multiple regional brand names. The following table shows Inergy’s customer service centers by state:

State	Number of Customer Service Centers
Alabama	33
Arkansas	3
Connecticut	2
Florida	18
Georgia	13
Illinois	4
Indiana	29
Kentucky	3
Maine	4
Maryland	10
Massachusetts	4
Michigan	35
Minnesota	1
Mississippi	32
New Hampshire	3
New Jersey	4
New York	11
North Carolina	10
Ohio	32
Oklahoma	5
Pennsylvania	8
Rhode Island	1
South Carolina	3
Tennessee	9
Texas	36
Vermont	9
Virginia	8
West Virginia	3
Wisconsin	9

Total	342

From its customer service centers, Inergy also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of Inergy’s customer service centers also have an appliance showroom. Inergy has several satellite facilities that typically contain only large capacity storage tanks. As of November 1, 2005, Inergy has approximately 29.3 million gallons of above-ground propane storage capacity at its customer service centers and satellite locations.

Customer Deliveries

Retail deliveries of propane are usually made to customers by means of Inergy’s fleet of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons, into a stationary storage tank at the customer’s premises. The capacity of these tanks ranges from 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and 500 to 1,000 gallons in colder climates. Inergy also delivers propane to retail customers in portable cylinders, which typically have a capacity of five to thirty-five gallons. These cylinders typically are picked up by Inergy and replenished at its distribution locations, then returned to the retail customer. To a limited extent, Inergy also delivers propane to certain customers in larger trucks known as transports, which have an average capacity of approximately 10,000 gallons. These customers include industrial customers, large-scale heating accounts and large agricultural accounts.

During the fiscal year ended September 30, 2005, Inergy delivered approximately 45% and 55% of its propane volume to retail and wholesale customers, respectively. Inergy’s retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 70% to residential customers;

•	approximately 23% to industrial and commercial customers; and

•	approximately 7% to agricultural customers.

No single retail customer accounted for more than 1% of Inergy’s revenue during the fiscal year ended September 30, 2005.

Approximately half of Inergy’s residential customers receive their propane supply under an automatic delivery program. Under the automatic delivery program, Inergy delivers propane to its heating customers approximately six times during the year. Inergy determines the amount of propane delivered based on weather conditions and historical consumption patterns. Inergy’s automatic delivery program eliminates the customer’s need to make an affirmative purchase decision, promotes customer retention by ensuring an uninterrupted supply and enables Inergy to efficiently route deliveries on a regular basis. Inergy promotes this program by offering level payment billing, discounts, fixed price options and price caps. In addition, Inergy provides emergency service 24 hours a day, seven days a week, 52 weeks a year.

Seasonality

The retail propane business is seasonal with weather conditions significantly affecting demand for propane. Inergy believes that the geographic diversity of its areas of operations helps to minimize its exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, Inergy believes its residential and commercial business to be relatively stable due to the following characteristics:

•	residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by Inergy’s customers;

•	loss of customers to competing energy sources has been low;

•	the tendency of its customers to remain with Inergy due to the product being delivered pursuant to a regular delivery schedule and to Inergy’s ownership of nearly 90% of the storage tanks utilized by Inergy’s customers; and

•	Inergy’s ability to offset customer losses through a combination of acquisitions and to a lesser extent, sales to new customers in existing markets.

Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which Inergy operates, however, can significantly affect the total volumes of propane it sells and the margins it realizes and, consequently, its results of operations. Inergy believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Transportation Assets, Truck Fabrication and Maintenance

Inergy’s transportation assets are operated by L&L Transportation, LLC, a wholly owned subsidiary of Inergy Propane, LLC. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2005, Inergy owned a fleet of approximately 69 tractors, 252 transports, 1,045 bobtail and rack trucks and 1,017 other service vehicles. In addition to supporting its retail and wholesale propane operations, Inergy’s fleet is also used to deliver butane and ammonia for third parties and to distribute natural gasoline for various processors and refiners.

Inergy owns truck fabrication and maintenance facilities located in Indiana, Florida, and Texas. Inergy believes that its ability to build and maintain the trucks it uses in its propane operations significantly reduces the costs Inergy would otherwise incur in purchasing and maintaining its fleet of trucks.

Pricing Policy

Inergy’s pricing policy is an essential element in its successful marketing of propane. Inergy bases its pricing decisions on, among other things, prevailing supply costs, local market conditions and local management input. Inergy relies on its regional management to set prices based on these factors. Inergy’s local managers are advised regularly of any changes in the posted prices of its propane suppliers. Inergy believes its propane pricing methods allow it to respond to changes in supply costs in a manner that protects Inergy’s customer base and gross margins. In some cases, however, Inergy’s ability to respond quickly to cost increases could cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.

Billing and Collection Procedures

Inergy retains its customer billing and account collection responsibilities at the local level. Inergy believes that this decentralized approach is beneficial for a number of reasons:

•	customers are billed on a timely basis;

•	customers are more likely to pay a local business;

•	cash payments are received faster; and

•	local personnel have current account information available to them at all times in order to answer customer inquiries.

Trademark and Trade Names

Inergy uses a variety of trademarks and trade names which it owns, including “Inergy” and “Inergy Services.” Inergy believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Inergy’s most significant tradenames that it operates under are “Arrow Gas”, “Blue Flame”, “Bradley Propane”, “Burnwell Gas”, “Country Gas”, “Dowdle Gas”, “Gaylord Gas”, “Hancock Gas”, “Highland Propane”, “Hoosier Propane”, “Independent Propane”, “Maingas”, “McCracken”, “Modern Gas”, “Moulton Gas Service”, “Northwest Energy”, “Ohio Gas”, “Pearl Gas”, “Pro Gas”, “Pulver Gas”, “United Propane”, and “Tru-Gas”. Inergy regards its trademarks, trade names and other proprietary rights as valuable assets and believe that they have significant value in the marketing of its products.

Wholesale Supply, Marketing and Distribution Operations

Inergy currently provides wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While its wholesale supply, marketing and distribution operations accounted for approximately 31% of total revenue, this business represented only approximately 2% of Inergy’s gross profit during the fiscal year ended September 30, 2005.

Marketing and Distribution

One of Inergy’s distinguishing strengths is its procurement and distribution expertise and capabilities. Because of the size of its wholesale operations, Inergy has developed significant procurement and distribution expertise. This is partly the result of the unique background of Inergy’s management team, which has significant experience in the procurement aspects of the propane business. Inergy also offers transportation services to these distributors through its fleet of transport trucks and price risk management services to its customers through a variety of financial and other instruments. Inergy’s wholesale supply, marketing and distribution business provides Inergy with an additional income stream as well as extensive market intelligence and acquisition opportunities. In addition, these operations provide Inergy with more secure supplies and better pricing for its customer service centers. Moreover, the presence of Inergy’s trucks across the Midwest and Southeast allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time.

During the fiscal year ended September 30, 2005, Plains Marketing, L.P. accounted for approximately 6% of Inergy’s wholesale revenue. No other single wholesale customer accounted for more than 5% of Inergy’s revenue for the same period.

Supply

Inergy obtains a substantial majority of its propane from domestic suppliers, with its remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2005, a majority of Inergy’s sales volume was purchased pursuant to contracts that have a term of one year; the balance of Inergy’s sales volume was purchased on the spot market. The percentage of Inergy’s contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Three suppliers, Sunoco, Inc. (15%), Dominion Transmission Inc. (13%), and Exxon Mobil Oil Corp. (13%), accounted for approximately 41% of propane purchases during the past fiscal year. Inergy believes its contracts with these suppliers will enable Inergy to purchase most of its supply needs at market prices and ensures adequate supply. No other single supplier accounted for more than 10% of Inergy’s propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to Inergy’s approximately 500 storage facilities. Inergy accomplishes this by using its transports and contracting with common carriers, owner-operators and railroad tank cars. Inergy’s customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, Inergy leases underground storage facilities from third parties under annual lease agreements.

Inergy engages in risk management activities in order to reduce the effect of price volatility on its product costs and to help insure the availability of propane during periods of short supply. Inergy is currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell propane at fixed prices in the future. Inergy monitors these activities through enforcement of its risk management policy.

Midstream Operations

Inergy’s NGL business located near Bakersfield, CA, currently provides natural gas gathering/processing, liquids processing and fractionation, rail and truck terminalizing, propane storage, natural gas liquids transportation, and purchase and sale of LPG purity products.

Inergy’s natural gas storage facility (Stagecoach) was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with approximately 13.6 Bcf of working gas capacity, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. The facility was developed by eCORP, LLC and was placed in commercial service during the second quarter of 2002. Located approximately 150 miles northwest of New York City, Stagecoach is currently connected to Tennessee Gas Pipeline Company’s 300 Line and is a significant participant in the northeast United States natural gas distribution system.

For more information on Inergy’s reportable business segments, see Note 13 to the Consolidated Financial Statements.

Employees

We have no employees. However, as of November 1, 2005, Inergy had 2,862 full-time employees and 92 part-time employees. Of the 2,954 employees, 96 were general and administrative, 2,858 were operational employees., Of the operational employees, 147 were members of labor unions. Inergy believes that its relationship with its employees is satisfactory.

Government Regulation

National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the law in substantially all of the states in which Inergy operates. In some states these laws are administered by state agencies, and in others they are administered on a county or municipal level. Regarding the transportation of propane, ammonia and butane by truck, Inergy is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. Inergy conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. Inergy maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. Inergy’s management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane and the transportation of ammonia and butane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

With respect to Inergy’s midstream operations, the Federal Energy Regulatory Commission (“FERC”) regulates the performance of interstate storage services and the rates charged for such services. Terms and conditions of such services are subject to tariffs approved by the FERC. For example, FERC Order Nos, 636, 637 and 637-A, require that interstate storage service providers must, among other things, have unbundled services with separate rates, and have tariff language complying with regulatory requirements regarding scheduling procedures and imbalance management services. Furthermore, FERC Order No. 2004 sets out Standards of Conduct that apply to interstate gas transmission pipelines and public utilities, governing their relationships with energy affiliates. FERC has found that Inergy is a “transmission provider” and therefore subject to the requirements of Order No. 2004. However, FERC has granted Inergy an exemption from these requirements based on the fact that Inergy is an independent storage company that: (i) is not connected with facilities of affiliated pipelines, (ii) does not exercise market power, (iii) has no exclusive franchise, (iv) has no captive rate payers, (v) does not base its rates on its cost of service, (vi) has no guaranteed rate of return, and (vii) has no ability to cross-subsidize at-risk business with rate payer contributions.

Certain aspects of Inergy’s midstream operations are also subject to the Pipeline Safety Act of 2002, which provides guidelines in the area of testing, education, training and communication. In addition to pipeline integrity tests, pipeline and storage companies are required to implement a qualification program to make certain that employees are properly trained. The United States Department of Transportation has approved Inergy’s qualification program. Inergy believes that it is in substantial compliance with these requirements and has integrated appropriate aspects of the law into its Operator Qualification Program, which is in place and functioning.

Additionally, Inergy is subject to various federal, state and local environmental, health and safety laws and regulations related to its operations. Generally, these laws impose limitations on the discharge and emission of pollutants and establish standards for the handling of solid and hazardous wastes. These laws generally include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in Inergy’s operations may be classified as hazardous. The laws and regulations referred to above could result in the imposition of civil or criminal penalties in cases of non-compliance or the imposition of liability for remediation costs. Inergy has not received any notices that it has violated these laws and regulations in any material respect and it has not otherwise incurred any material liability thereunder.

For acquisitions that involve the purchase of real estate, Inergy conducts due diligence investigations to attempt to determine whether any substance has been sold from, or stored on, or released or spilled from any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During these due diligence investigations, Inergy employees, and, in certain cases, independent environmental consulting firms, review historical records and databases and conduct physical investigations of the property to look for evidence of hazardous substance contamination, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations, could affect Inergy’s operations. Inergy does not anticipate that its compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will require any material increase in its capital expenditures or otherwise have a material adverse effect on Inergy. To the extent that any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that Inergy’s results of operations will not be materially and adversely affected.

Item 2. Properties.

We do not own or lease any properties. However, as of November 1, 2005, Inergy owned 222 of its 342 retail propane customer service centers and leased the balance. For more information concerning the location of Inergy’s customer service centers, see “Retail Propane” under Item 1. Inergy leases its Kansas City, Missouri headquarters. Inergy leases underground storage facilities with an aggregate capacity of approximately 40.2 million gallons of propane at seven locations under annual lease agreements. Inergy also leases capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to Inergy’s retail propane operations and customer retention. As of September 30, 2005, Inergy owned the following:

•	approximately 1,087 bulk storage tanks at approximately 536 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 540,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 150,000 portable propane cylinders with typical capacities of up to 35 gallons.

Inergy believes that it has satisfactory title or valid rights to use all of its material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, Inergy does not believe that any of these burdens will materially interfere with its continued use of these properties in Inergy’s business, taken as a whole. Inergy’s obligations under its borrowings are secured by liens and mortgages on Inergy’s real and personal property.

In addition, Inergy believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities that relate to ownership of its properties or the operation of its business.

Item 3. Legal Proceedings.

We are not a party to any litigation. However, Inergy’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time Inergy is a defendant in various legal proceedings and litigation arising in the ordinary course of business. Inergy maintains insurance policies with insurers in amounts and with coverages and deductibles as the managing general partner believes are reasonable and prudent. However, Inergy cannot assure you that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. In addition, the occurrence of an explosion may have an adverse effect on the public’s desire to use Inergy’s products.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our company’s common units during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities.

Since June 21, 2005 our company’s common units representing limited partner interests have been traded on Nasdaq’s National Market under the symbol “NRGP.” The following table sets forth the range of high and low bid prices of the common units, as reported by Nasdaq, as well as the amount of cash distributions paid per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2005:
September 30, 2005	$27.00	$35.00	$0.270
June 30, 2005(a)	27.00	31.25	0.015

(a)	Cash distribution per unit for the quarter ended June 30, 2005 was prorated for the number of days we were public.

As of November 1, 2005, we had issued and outstanding 20,000,000 common units, which were held by approximately 2,430 unitholders.

Our company makes quarterly distributions to its limited partners within approximately 50 days after the end of each fiscal quarter in an aggregate amount equal to its available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business,

•	comply with applicable law, any of our debt instruments, or other agreements, or

•	provide funds for distributions to unitholders for any one or more of the next four quarters,

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under Inergy’s working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in our Partnership Agreement of Inergy Holdings, L.P., which is incorporated by reference herein as an exhibit to this report.

There is no guarantee that we will pay a quarterly distribution on our common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Description of Credit Facility” under Item 7 and Note 4 to our Consolidated Financial Statements.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	675,000	23.40	1,325,000

Total	675,000	$23.40	1,325,000

(1)	The Inergy Holdings’ Long-Term Incentive Plan did not require approval by the unitholders.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data for Inergy Holdings, L.P., in each case for the periods and as of the dates indicated. The selected historical statement of operations and cash flow data for the years ended September 30, 2005, 2004, 2003 and 2002 and the balance sheet data as of September 30, 2005, 2004, and 2003 are derived from our audited financial statements. The selected historical statement of operations and cash flow data for the year ended September 30, 2001 and balance sheet data as of September 30, 2002 and 2001, are derived from our unaudited financial statements. These financial statements include the results of operations of Inergy’s acquisitions from the effective date of the respective acquisitions. The unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which we consider necessary for fair presentation of the financial position and results of operations for these periods.

We have no separate operating activities apart from those conducted by Inergy, and our cash flows consist of distributions from Inergy on the partnership interests we own. Accordingly, the selected historical consolidated financial data set forth in the following table primarily reflects the operating activities and results of operations of Inergy. Since we control the managing general partner of Inergy, we reflect our ownership interest in Inergy on a consolidated basis, which means that our financial results are combined with Inergy’s financial results and the results of our other subsidiaries. The interest owned by non-controlling partners in Inergy is reflected as a liability on our balance sheet and the non-controlling partner’s share of income for Inergy is reflected as an expense in our results of operations.

We derived the data in the following table from, and it should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

	Years Ended September 30,
	2005		2004		2003	2002	2001
	(in thousands except per unit data)
Revenues	$1,050,136		$482,496		$363,365	$208,700	$223,139
Cost of product sold (excluding depreciation and amortization as shown below)	724,223	(c)	359,053		267,010	134,999	182,582

Gross profit	325,913		123,443		96,355	73,701	40,557
Expenses:
Operating and administrative(a)	197,582		81,388		59,424	45,315	23,501
Depreciation and amortization	50,413		21,089		13,843	11,444	6,532

Operating income	77,918		20,966		23,088	16,942	10,524
Other income (expense):
Interest expense	(36,061)		(7,917)		(9,947)	(8,366)	(6,670)
Interest expense related to write-off of deferred financing costs	(7,585	)(d)	(1,216	)(e)	—	(585)	—
Interest expense related to make whole premium charge	—		(17,949	)(e)	—	—	—
Interest income related to swap value received	—		949	(e)	—	—	—
Gain (loss) on sale of property, plant and equipment	(679)		(203)		(91)	151	37
Finance charges	1,817		704		339	115	290
Other	251		117		86	140	168

Income (loss) before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy’s net income	35,661		(4,549)		13,475	8,397	4,349
Gain on issuance of units in Inergy	24,769		10,431		5,241	9,550	19,848
Provision for income taxes	(2,500)		(1,176)		(869)	(1,132)	—
Interest of non-controlling partners in Inergy’s net (income) loss	(26,831)		4,827		(10,041)	(5,936)	1,298

Net income	$31,099		$9,533		$7,806	$10,879	$25,495

Net income applicable to partners’ common interest	$31,099		$9,533		$7,806	$10,879	$25,495

Net income per limited partner unit—
Basic	$1.81		$0.76		$0.63	$0.79	$1.58
Diluted	$1.81		$0.59		$0.49	$0.68	$1.58
Weighted average limited partner units outstanding—
Basic	17,140		12,550		12,373	13,789	16,090
Diluted	17,186		16,090		16,090	16,090	16,090

Balance Sheet Data (end of period):
Net property, plant and equipment	$727,443		$215,253		$157,201	$124,550	$70,043
Total assets	1,510,318		511,741		373,370	296,146	157,256
Total debt, including current portion	587,840		153,253		131,127	124,596	54,132
Partner’s capital(b)	53,908		3,067		30,654	24,928	20,059

Other Financial Data:
Net cash provided by operating activities	84,165		31,132		33,572	7,426	4,647
Net cash used in investing activities	(840,761)		(97,830)		(34,239)	(94,034)	(64,260)
Net cash provided by financing activities	763,806		63,052		4,217	85,211	62,014

(a)	The historical financial statements include non-cash charges related to amortization of deferred compensation of $234,000 for the year ended September 30, 2001.

(b)	We were formed as a Delaware limited liability company in November 1996. On April 28, 2005, Inergy Holdings, LLC converted from a Delaware limited liability company into a Delaware limited partnership and changed its name to Inergy Holdings, L.P.

(c)	Includes a $19.4 million non-cash gain on derivative financial instruments.

(d)	Reflects amounts recognized as expense in the year ended September 30, 2005, incurred in connection with the retirement of Inergy’s 364-day credit facility used to fund a portion of the Star Gas Propane Acquisition, and deferred financing costs written off with the retirement of Inergy’s previous credit facility.

(e)	Reflects amounts recognized in the year ended September 30, 2004 incurred in connection with the early repayment of $85.0 million of senior secured notes. Such amounts were related to the write-off of $1.2 million of deferred financing costs, a make whole premium charge of $17.9 million and $0.9 million gain from cancellation of the related interest rate swaps.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•	statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have adequate propane supply to support our retail operations; and our belief that our diversification of suppliers will enable us to meet supply needs, and

•	statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	weather conditions;

•	price and availability of propane, and the capacity to transport to market areas;

•	the ability to pass the wholesale cost of propane through to our customers;

•	costs or difficulties related to the integration of the business of our company and its acquisition targets may be greater than expected;

•	governmental legislation and regulations;

•	local economic conditions;

•	the demand for high deliverability natural gas storage capacity in the Northeast;

•	the availability of natural gas and the price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	our ability to successfully implement our business plan for the natural gas storage facility (Stagecoach);

•	labor relations;

•	environmental claims;

•	competition from the same and alternative energy sources;

•	operating hazards and other risks incidental to transporting, storing, and distributing propane;

•	energy efficiency and technology trends;

•	interest rates; and

•	large customer defaults.

We have described under “Factors That May Affect Future Results of Operations, Financial Condition or Business” additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speaks only as of the date it was made.

General

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P., a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also owns a natural gas storage facility in Tioga County, New York and an NGL business in Bakersfield, California. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2005, Inergy has acquired 47 propane companies and two midstream businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests as of September 30, 2005, in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.2% general partner interest in Inergy;

•	1,717,551 Inergy Common Units, 1,093,865 Inergy senior subordinated units and 975,924 Inergy junior subordinated units, representing an aggregate limited partner interest in Inergy of approximately 9.5%; and

•	769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy Common Units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as previously described; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

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

Since the inception of Inergy’s predecessor in November 1996 through September 30, 2005, Inergy has acquired 49 companies for an aggregate purchase price of approximately $1.2 billion, including working capital, assumed liabilities and acquisition costs.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March. Inergy generally experiences net losses in the six-month, off season of April through September.

Because a substantial portion of Inergy’s propane is used in the weather-sensitive residential markets, the temperatures realized in its areas of operations, particularly during the six-month peak heating season, have a significant effect on Inergy’s financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, Inergy uses information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of its operating regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

In determining actual and normal weather for a given period of time, Inergy compares the actual number of heating degree days for such period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of its regions. When Inergy discusses “normal” weather in its results of operations presented below, Inergy is referring to a 30-year average consisting of the years 1976 through 2005. Inergy then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, Inergy calculates a ratio of actual heating degree days to normal heating degree days, first on a regional basis and then on a partnership-wide basis.

The propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to Inergy’s customers and has historically maintained or increased its gross margin per gallon in periods of rising costs. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The price of crude oil and natural gas has maintained historically high costs in 2004 and to date in 2005, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We expect the historical high cost of crude oil and natural gas to remain so for the foreseeable future and accordingly expect both our propane costs and our selling prices to remain at higher levels. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to Inergy’s other retail customers.

Inergy believes its wholesale supply, marketing and distribution business complements its retail distribution business. Through Inergy’s wholesale operations, it distributes propane and also offers price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

Inergy engages in derivative transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when it has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time.

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent the consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Our recognition of gain on issuance of units in Inergy. In accordance with Staff Accounting Bulletin No. 51, we recognize an increase in the value of our investment in Inergy when Inergy issues additional common units to third parties at a unit price that exceeds the current carrying value of our investment in Inergy Common Units. This gain is recognized as income in the period in which the sale to third parties occurs. Historically, Inergy has grown through acquisitions funded in part through the issuance of equity. Because we expect Inergy’s acquisition and related financing activity to continue for the foreseeable future, it is likely that we will continue to recognize gains as a result of future equity issuances by Inergy.

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by certain of our wholly owned corporate subsidiaries.

•	Interest of non-controlling partners in Inergy’s net (income) loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At September 30, 2005, we owned an approximate 9.5% limited partner interest in Inergy together with a 1.2% non-managing general partner interest; and the non-affiliated unitholders owned an 89.3% limited partner interest in Inergy.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Volume. During fiscal 2005, Inergy sold 318.4 million retail gallons of propane, an increase of 177.7 million gallons, or 126%, from the 140.7 million retail gallons sold in fiscal 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas and 5 other retail propane companies acquired by Inergy in fiscal 2005, which combined resulted in a 197.5 million gallon increase. This increase was partially offset by an approximate 19.8 million gallon decline in comparable sales which Inergy believes is due primarily to a combination of warmer weather and conservation by Inergy’s customers due to an approximate 24% higher propane cost in our retail operations (excluding the $19.4 million non-cash gain on derivative contracts discussed below) to $0.93 per gallon on average in 2005 compared with $0.75 per gallon in 2004. Inergy’s retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which Inergy operates and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was only approximately 1% warmer in fiscal 2005 as compared to fiscal 2004 (and approximately 6% warmer than normal) in Inergy’s retail areas of operations, we experienced erratic weather during the winter months of fiscal 2005 including the months of January and February of 2005 being approximately 12% and 15% warmer, respectively, than the same months of 2004 while the month of March 2005 was 28% colder than the month of March 2004.

Wholesale gallons delivered increased 23.0 million gallons, or 6%, to 391.3 million gallons in fiscal 2005 from 368.3 million gallons in fiscal 2004. This increase was primarily attributable to acquisition-related volume, which accounted for 13.2 million gallons of this increase. Additionally, increased sales volumes to new and existing customers, partially offset by the warmer weather in 2005 in Inergy’s wholesale areas of operations, accounted for a net increase of 9.8 million gallons.

The fractionation and throughput gallons of NGLs in Inergy’s NGL business located in Bakersfield, CA increased 40.1 million gallons, or 35%, to 154.9 million gallons in fiscal 2005 from 114.8 million gallons in fiscal 2004. These increases were all primarily attributable to increased sales volumes to new and existing customers. From August 9, 2005, the date of the Stagecoach acquisition, the 13.6 Bcf of working gas capacity at Stagecoach was 85% contracted on average during that period.

Revenues. Revenues in fiscal 2005 were $1.05 billion, an increase of approximately $567.5 million, or 118%, from $482.5 million in fiscal 2004.

Revenues from retail propane sales were $526.5 million in fiscal 2005, an increase of $330.2 million, or 168%, from $196.3 million in fiscal 2004. This increase was primarily the result of $327.9 million of sales related to the Star Gas acquisition and other acquisitions together with an increase of approximately $36.4 million due to higher selling prices of propane due to the higher cost of propane in 2005 at Inergy. These increases were partially offset by a $34.1 million decline in revenues as a result of lower retail volume sales at Inergy’s existing locations as discussed above.

Revenues from wholesale propane sales were $325.1 million in fiscal 2005, an increase of $90.2 million or 38%, from $234.9 million in fiscal 2004. Approximately $71.1 million of this increase was attributable to the higher cost of propane, approximately $14.7 million was attributable to acquisition-related volume, and $4.4 million was attributable to volume increases generated in Inergy’s wholesale propane operations. The higher selling price in Inergy’s wholesale division in 2005 compared to 2004 is the result of the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $121.5 million in fiscal 2005, an increase of $99.7 million or 457% from $21.8 million in fiscal 2004. This increase was primarily due to Inergy’s acquisition of Star Gas, which contributed approximately $90.2 million of this increase.

Revenues from storage, fractionation and other midstream activities were $77.0 million in fiscal 2005, an increase of $47.5 million or 161% from $29.5 million in fiscal 2004. Approximately $43.7 million of this increase was due to increased volumes and sales prices of natural gas, butane, and isobutane at Inergy’s West Coast operations. Approximately $3.8 million of this increase was due to Inergy’s acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2005 was $275.3 million, an increase of $170.2 million or 162%, from $105.1 million in fiscal 2004. Approximately $25.2 million of this increase was attributable to the higher average cost of propane (excluding the non-cash gain on derivative contracts discussed below) in Inergy’s retail division and a net additional increase of approximately $164.4 million as a result of retail propane acquisition-related volume described above in excess of the lesser volumes from Inergy’s existing locations. These increases were offset by a non-cash gain on derivative contracts of $19.4 million which will reverse in the first two quarters of fiscal 2006 as the physical gallons are delivered to retail customers.

Wholesale propane cost of product sold in fiscal 2005 was $317.8 million, an increase of $88.7 million or 39%, from wholesale cost of product sold of $229.1 million in 2004. Approximately $70.0 million of this increase was a result of the higher average cost of product, approximately $14.4 million of this increase was a result of Inergy’s acquisition-related volume, and approximately $4.3 million of this increase was the result of higher volumes experienced in Inergy’s wholesale propane areas of operations.

Other retail cost of product was $71.8 million, an increase of $64.7 million, from other retail cost of product of $7.1 million in fiscal 2004. This increase was primarily due to Inergy’s acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $59.3 million, an increase of $41.5 million, or 234%, from $17.8 million in fiscal 2004. Approximately $40.8 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutane at Inergy’s west coast NGL operations, and approximately $0.7 million was due to acquisition-related volume from Inergy’s Stagecoach natural gas storage facility.

Inergy’s retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $45.6 million and $23.5 million in 2005 and 2004, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $10.8 million and $4.7 million in 2005 and 2004, respectively. Since Inergy includes these costs in its operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $251.2 million in fiscal 2005 compared to $91.2 million in fiscal 2004, an increase of $160.0 million, or 175%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions at Inergy, which accounted for approximately $142.8 million, an increase attributable to a non-cash gain of $19.4 million on derivative contracts discussed above, as well as an increase in margin per gallon, which resulted in an increase of approximately $11.3 million. These increases were partially offset by lower retail propane gross profit of approximately $13.5 million at Inergy’s existing locations as a result of lower volume sales discussed above. The increase in margin per gallon is primarily the result of Inergy’s ability to increase its selling prices in certain markets in excess of its increased cost of propane.

Wholesale propane gross profit was $7.3 million in fiscal 2005 compared to $5.8 million in fiscal 2004, an increase of $1.5 million or 26%. Approximately $1.1 million of this increase was a result of increased margin per gallon from Inergy’s existing business with the balance of the increase attributable to acquisition-related volume and increased wholesale volumes from Inergy’s existing business.

Other retail gross profit was $49.7 million in fiscal 2005 compared to $14.7 million in fiscal 2004, an increase of $35.0 million, or 238%. This increase was due primarily to Inergy’s acquisition-related volume.

Fractionation, storage, and other midstream gross profit was $17.7 million in fiscal 2005 compared to $11.7 million in fiscal 2004, an increase of $6.0 million, or 51%. This increase was due primarily to acquisition-related volume of $3.2 million and $2.8 million due to increased volumes and margins to existing customers at Inergy.

Operating and Administrative Expenses. Operating and administrative expenses increased $116.2 million, or 143%, to $197.6 million in fiscal 2005 as compared to $81.4 million in fiscal 2004. The increase in our operating and administrative expenses were primarily attributable to Inergy’s acquisition-related costs, including increases in personnel expenses of $70.6 million, general operating expenses of $33.0 million including insurance, professional services and facility costs, and increased vehicle costs of $12.6 million.

Depreciation and Amortization. Depreciation and amortization increased $29.3 million, or 139%, to $50.4 million in fiscal 2005 from $21.1 million in fiscal 2004 as a result of Inergy’s retail propane acquisitions and the acquisition of the Stagecoach natural gas storage facility.

Interest Expense. Interest expense increased $28.2 million, or 357%, to $36.1 million in fiscal 2005 as compared to $7.9 million in fiscal 2004. Interest expense increased primarily due to an increase of $392.1 million in average debt outstanding in 2005 compared to 2004 primarily as a result of net borrowings for acquisitions at Inergy, and an approximate 1.4% higher average interest rate in 2005 compared to 2004.

Interest Expense and Income related to Make Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. During the fiscal year ended September 30, 2005, a charge of $7.6 million was recorded as a result of the write-off of deferred financing costs associated with the repayment of both our and Inergy’s previously existing credit agreements and Inergy’s 364-day facility. During the fiscal year ended September 30, 2004, Inergy repaid in full its $85.0 million senior secured notes before their scheduled maturity dates. As such, Inergy was required to pay an additional amount of approximately $17.9 million as a make whole payment, which was recorded as a charge to earnings in the quarter ended March 31, 2004. Inergy used proceeds from its January 2004 common unit offering and borrowings from its bank credit facility for this repayment. In addition, Inergy also recorded a charge to earnings of approximately $1.2 million in the quarter ended March 31, 2004, to write-off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with Inergy’s senior secured notes.

Gain on Issuance of Units in Inergy. As a result of issuances of additional Inergy Common Units at a price per unit greater than our equivalent carrying value, our share of the net assets of Inergy increases. Inergy issued additional Inergy Common Units in four separate transactions in the year ended September 30, 2005, three of which were in connection with Inergy’s acquisition of Star Gas Propane. On December 17, 2004, Inergy issued 3,568,139 Inergy Common Units to unrelated third parties resulting in net proceeds of approximately $91 million. On December 22, 2004 Inergy issued 4,400,000 Inergy Common Units in a public offering resulting in net proceeds of $121.3 million, and on January 4, 2005, in connection with the exercise of the underwriter’s over-allotment option granted by Inergy in the December public unit offering, Inergy issued 660,000 Inergy Common Units resulting in net proceeds of $17.9 million. On September 20, 2005 Inergy issued 6,500,000 Inergy Common Units in a public offering resulting in net proceeds of $180.4 million. These issuances resulted in a gain of $24.8 million for the year ended September 30, 2005. During the year ended September 30, 2004, the Company recorded a gain of $10.4 million relating to the issuance of Inergy Common Units in two transactions.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $2.5 million in the year ended September 30, 2005 from $1.2 million in 2004. The provision for income taxes of $2.5 million in the year ended September 30, 2005 is composed of $1.3 million of current income tax and $1.2 million of deferred income taxes. The 2004 provision for income taxes of $1.2 million is composed of $1.8 million of current income tax expense partially offset by $0.6 million of deferred income tax benefit.

Interest of Non-controlling Partners in Inergy’s Net (Income) Loss. We recorded an expense of $26.8 million in the year ended September 30, 2005, as compared to income of $4.8 million in 2004 associated with the interests of non-controlling partners in Inergy. The $31.6 million increase in expense is primarily the result of higher net income reported by Inergy of $38.6 million in the year ended September 30, 2005 as compared to a loss of $4.6 million in 2004.

Net Income. Net income increased to $31.1 million for the year ended September 30, 2005 from $9.5 million in 2004. The increase in net income was primarily attributable to increases in Inergy’s retail and wholesale gross profit and gain on the issuance of units in Inergy, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions, and by higher expenses reported for the interest in non-controlling partners in Inergy’s net income and the provision for income taxes.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Volume. During fiscal 2004, Inergy sold 140.7 million retail gallons of propane, an increase of 21.0 million gallons, or 18%, from the 119.7 million retail gallons sold in fiscal 2003. The increase in retail sales volume was principally due to the acquisition of sixteen retail propane companies acquired in fiscal 2004, which combined resulted in a 35.2 million gallon increase. This increase was partially offset by an approximate 14.2 million gallon decline in sales due to a combination of warmer weather and conservation by Inergy’s customers due to an approximate 14% higher propane cost in its retail operations to $0.75 per gallon on average in 2004 compared with $0.66 in 2003. The weather was approximately 12% warmer in fiscal 2004 as compared to fiscal 2003 in Inergy’s retail areas of operations, and approximately 6% warmer than normal.

Inergy’s wholesale gallons delivered increased 83.6 million gallons, or 29%, to 368.3 million gallons in fiscal 2004 from 284.7 million gallons in fiscal 2003. This increase was primarily attributable to a net increase of 47.2 million gallons in Inergy’s sales volumes in its existing operations partially offset by the warmer weather in 2004 in Inergy’s wholesale areas of operations. The remaining balance of the increase of 36.4 million gallons was attributable to acquisition-related volume increases in wholesale sales volumes through Inergy’s NGL business in Bakersfield, California acquired in fiscal 2004.

The fractionation and throughput gallons of NGLs in Inergy’s Bakersfield operations were 114.8 million gallons in fiscal 2004. There were no related sales in fiscal 2003

Revenues. Revenues in fiscal 2004 were $482.5 million, an increase of approximately $119.1 million, or 33%, from $363.4 million in fiscal 2003.

Revenues from retail propane sales were $196.3 million in fiscal 2004, an increase of $42.9 million, or 28%, from $153.4 million in fiscal 2003. This increase was primarily the result of $47.5 million of sales related to Inergy’s sixteen retail propane acquisitions together with an increase of approximately $13.6 million due to higher selling prices of propane due to the higher cost of propane in 2004. These increases were partially offset by an $18.2 million decline in revenues as a result of lower retail volume sales at Inergy’s existing locations as discussed above and warmer weather in its retail propane areas of operations.

Revenues from wholesale propane sales were $234.9 million in fiscal 2004, an increase of $44.7 million or 24%, from $190.2 million in fiscal 2003. Approximately $28.0 million of this increase was attributable to volume increases from Inergy’s wholesale propane operations, and a $25.3 million increase related to the acquisition of Inergy’s NGL business in California. These increases were partially offset by an $8.6 million decline in revenues arising from a lower per gallon selling price of propane in Inergy’s wholesale division due to the lower cost of propane in addition to competitive pressure in certain markets.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $21.8 million in fiscal 2004, an increase of $2.0 million or 10% from $19.8 million in fiscal 2003. This increase was primarily due to acquisition-related growth at Inergy offset by lower comparable sales to new and existing customers at its existing locations as discussed above.

Revenues from storage, fractionation and other midstream activities were $29.5 million in fiscal 2004. This increase was due to the fiscal 2004 acquisition of Inergy’s NGL business in California.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2004 was $105.1 million, an increase of $26.1 million or 33%, from $79.0 million in fiscal 2003. Approximately $10.4 million of this increase was attributable to the higher average cost of propane in Inergy’s retail division and a net additional increase of approximately $15.7 million as a result of retail propane acquisition-related volume described above in excess of the lesser volumes from Inergy’s existing locations.

Wholesale propane cost of product sold in fiscal 2004 was $229.1 million, an increase of $49.1 million or 27%, from wholesale cost of product sold of $180.0 million in 2003. Approximately $23.9 million of this increase was a result of the acquisition-related volume as a result of the acquisition of Inergy’s NGL business in California, and an increase of $28.1 million the result of higher volumes experienced in its wholesale propane areas of operations. These increases were partially offset by an average lower cost of product in Inergy’s wholesale division resulting in an approximate $2.9 million decrease in costs.

Other retail cost of product was $7.1 million, a decrease of $0.9 million, from other retail cost of product of $8.0 in fiscal 2004. This net decrease was the result of acquisition-related volume, offset by lower volume sales to existing customers.

Fractionation, storage, and other midstream cost of product sold was $17.8 million, due to acquisition-related volume from Inergy’s NGL business in California. There were no such costs during fiscal 2003.

Inergy’s retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $23.5 million and $17.2 million in 2004 and 2003, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $4.7 million and $3.6 million in 2004 and 2003, respectively. Since Inergy includes these costs in its operating and administrative expenses rather than in cost of product sold, Inergy’s results may not be comparable to other entities in its lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $91.2 million in fiscal 2004 compared to $74.4 million in fiscal 2003, an increase of $16.8 million, or 23%. This increase was primarily attributable to an increase in Inergy’s retail gallons sold primarily as a result of acquisitions, which accounted for approximately $21.0 million, as well as an increase in margin per gallon, which resulted in an increase of approximately $3.2 million. These increases were partially offset by lower retail propane gross profit of approximately $7.4 million at Inergy’s existing locations as a result of lower volume sales and the deferral of purchases by its customers due to higher cost of propane in 2004 as compared to 2003 as discussed above. The increase in margin per gallon is primarily the result of Inergy’s ability to increase its selling prices in certain markets in excess of Inergy’s increased cost of propane.

Wholesale propane gross profit was $5.8 million in fiscal 2004 compared to $10.2 million in fiscal 2003, a decrease of $4.4 million or 43%. Approximately $5.7 million of this increase was a result of decreased margin per gallon from Inergy’s existing business, offset by an increase of $1.3 million attributable to acquisition-related volume.

Other retail gross profit was $14.7 million in fiscal 2004 compared to $11.8 million in fiscal 2003, an increase of $2.9 million, or 26%. This increase was due primarily to Inergy’s acquisition-related volume.

Fractionation, storage, and other midstream gross profit was $11.7 million in fiscal 2004. This increase was due primarily to acquisition-related volume of Inergy’s NGL business in California.

Operating and Administrative Expenses. Operating and administrative expenses increased $22.0 million, or 37%, to $81.4 million in fiscal 2004 as compared to $59.4 million in fiscal 2003. The increase in Inergy’s operating and administrative expenses were primarily attributable to acquisition-related costs, including increases in personnel expenses of $13.4 million, general operating expenses of $5.9 million, including insurance, professional services and facility costs, and increased vehicle costs of $2.7 million.

Depreciation and Amortization. Depreciation and amortization increased $7.3 million, or 52%, to $21.1 million in fiscal 2004 from $13.8 million in fiscal 2003 as a result of retail propane acquisitions as well as the acquisition of Inergy’s NGL business in California in October of 2003.

Interest Expense. Interest expense decreased $2.0 million, or 20%, to $7.9 million in fiscal 2004 as compared to $9.9 million in fiscal 2003. Interest expense decreased primarily due to an approximate 2.14% lower average interest rate in 2004 compared to 2003, partially offset by an approximate $6.7 million increase in the average debt outstanding in 2004 compared to 2003 primarily as a result of net borrowings for acquisitions exceeding the utilization of net proceeds from Inergy’s common unit offerings for debt repayment.

Interest Expense and Income related to Make-Whole Premium Charge, Write-off of Deferred Financing Costs, and Swap Value Received. During the fiscal year ended September 30, 2004, Inergy repaid in full its $85.0 million senior secured notes before their scheduled maturity dates. As such, Inergy was required to pay an additional amount of approximately $17.9 million as a make-whole payment, which was recorded as a charge to earnings in the quarter ended March 31, 2004. Inergy used proceeds from its January 2004 common unit offering and borrowings from its bank credit facility for this repayment. In addition, Inergy also recorded a charge to earnings of approximately $1.2 million to write off deferred financing costs associated with the senior secured notes. Partially offsetting these charges was a $0.9 million gain from the cancellation of interest rate swap agreements also associated with the senior secured notes.

Gain on Issuance of Units in Inergy. As a result of any Inergy issuances of additional Inergy Common Units at a price per unit greater than our equivalent carrying value, our share of the net assets of Inergy increases. Inergy issued additional Common Units in two transactions in 2004 and issued additional Common Units and senior subordinated units in two transactions in 2003. These issuances resulted in gains of $10.4 million in 2004 and $5.2 million in 2003.

Provision for Income Taxes. Our provision for income taxes is primarily related to certain of our corporate subsidiaries. The 2004 provision for income taxes of $1.2 million is composed of $1.8 million of current income tax partially offset by a $0.6 million deferred income tax benefit. The 2003 provision for income taxes of $0.9 million is composed of $0.5 million of current income tax expense and $0.4 million of deferred income tax expense.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded a gain of $4.8 million in 2004 and an expense of $10.0 million in 2003 associated with the interests of non-controlling partners in Inergy. The 2004 gain is recognized by us since Inergy incurred a net loss of $4.6 million in 2004, while the 2003 expense recognized as a result of Inergy’s net income of $13.5 million in 2003.

Net Income (Loss). Net Income in 2004 was $9.5 million compared to net income of $7.8 million in fiscal 2003. The increase in net income was partially the result of an increase of $14.8 million in the interests in non-controlling partners in Inergy’s net (income) loss to $4.8 million in fiscal 2004 from $(10.0) million in fiscal 2003, as a result of Inergy reporting a net loss in 2004 versus net income in 2003 driven primarily by the increased interest expense resulting from the make whole premium charge discussed above. Also contributing to higher net income was an increase in the gain on issuance of units in Inergy of $5.2 million to $10.4 million in fiscal 2004 from $5.2 million in fiscal 2003.

Liquidity and Sources of Capital

In June 2005, we issued 3,910,000 common units of Inergy Holdings, L.P. in our initial public offering for net proceeds of $80.0 million. The proceeds were used to repay borrowings under our credit agreement.

In December 2004, Inergy issued 3,568,139 Inergy Common Units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were utilized to partially fund the acquisition of Star Gas.

Also in December 2004, Inergy issued 4,400,000 Inergy Common Units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under Inergy’s credit agreement.

In January 2005, the underwriters of Inergy’s December 2004 Inergy Common Unit offering exercised their over-allotment provision and Inergy issued 660,000 Inergy Common Units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s credit agreement.

In September 2005, Inergy issued 6,500,000 Inergy Common Units to unrelated third parties resulting in net proceeds after underwriters’ discounts, commissions, and offering expenses of $180.4 million. These proceeds were obtained to repay borrowings under Inergy’s credit agreement which were incurred to make certain acquisitions, including the acquisition of the Stagecoach natural gas storage facility.

Cash flows provided by operating activities of $84.2 million in fiscal 2005 consisted primarily of the following: net income of $31.1 million; net non-cash charges of $55.8 million relating to the interest of non-controlling partners in Inergy’s net income of $26.8, depreciation and amortization of $50.4 million, $(24.8) million relating to a non-cash gain on the issuance of Inergy Common Units, a $(10.0) million net change from price risk management activities, $7.6 million in write-offs of deferred financing costs related to the repayment of both our and Inergy’s previously existing credit agreements, $1.2 million in deferred income taxes, and $4.6 million of other non-cash charges; and a decrease in cash flows of $2.7 million associated with the changes in operating assets and liabilities. Net cash used related to changes in operating assets and liabilities was primarily due to the increase in accounts receivable and inventories due to acquisition-related growth and the seasonal nature of the business and increased wholesale inventory volumes. These declines were partially offset by cash provided from an increase in customer deposits as a result of acquisition-related activity, an increase in accounts payable due to greater propane purchases due to increased size and an increase in accrued expenses due to acquisition-related growth.

Cash flows provided by operating activities of $31.1 million in fiscal 2004 consisted primarily of the following: net income of $9.5 million; net non-cash charges of $36.2 million principally relating to depreciation and amortization of $21.1 million, interest expense related to make whole premium charge of $17.9 million associated with the early repayment of Inergy’s senior secured notes, a net non-cash gain on the issuance of Inergy’s Common Units of $(10.4) million, a net change from price risk management activities of $9.7 million, $(4.8) million of the interest of non-controlling partners in Inergy’s net loss and $2.7 million of other non-cash charges; and a decrease in cash flows of $14.6 million associated with the changes in operating assets and liabilities. The cash used related to changes in operating assets and liabilities was primarily due to an increase in propane inventory as a result of building inventory for the peak heating season and an increase in accounts receivable due to acquisition-related growth, the seasonal nature of the business and increased wholesale volumes, offset by an increase in accounts payable due to propane purchases.

Cash used in investing activities was $840.8 million in fiscal 2005 as compared to $97.8 million in fiscal 2004. Fiscal 2005 investing activities included a use of cash of $810.2 million, net of cash acquired, for Inergy’s acquisition of six retail propane companies and its natural gas storage facility. Fiscal 2004 investing activities included a use of cash of $85.2 million, net of cash acquired, for Inergy’s acquisition of sixteen retail propane companies and its NGL business in California. Additionally, in fiscal 2005 and 2004, we expended $34.1 million and $14.5 million, respectively, for additions of property, plant and equipment to accommodate our growing operations. Deferred acquisition costs of $0.6 million and $0.9 million were incurred in fiscal 2005 and 2004, respectively, related to costs incurred for prospective acquisitions. Proceeds from sale of property, plant and equipment of $4.1 million and $2.3 million were received in fiscal 2005 and 2004, respectively.

Cash provided by financing activities was $763.8 million in fiscal 2005 and $63.1 million in fiscal 2004. Cash provided by financing activities in fiscal 2005 and fiscal 2004 included net borrowings of $413.3 million and $20.8 million, respectively, under debt agreements, including borrowings and repayments of revolving working capital facilities and Inergy’s acquisition credit facility and the issuance of Inergy’s senior unsecured notes. In addition, net proceeds of approximately $80.0 million were received from the issuance of our common units in our initial public offering in 2005 and approximately $410.6 million and $113.2 million was provided through the issuance of Inergy Common Units in fiscal 2005 and 2004, respectively. Member contributions of

$5.6 million in 2005 and $1.5 million in 2004 were received by us from owners prior to our initial public offering. Offsetting these cash sources were $51.9 million and $29.5 million of distributions paid to non-controlling partners of Inergy in fiscal 2005 and fiscal 2004, respectively, as well as $63.4 million and $21.5 million in distributions to our partners in fiscal 2005 and fiscal 2004, respectively. Deferred financing costs of $24.3 million and $0.2 million were incurred in fiscal 2005 and fiscal 2004, respectively, related to debt incurred to complete the acquisitions. Purchases of subordinated units of Inergy from third parties in fiscal 2005 and fiscal 2004 were $3.1 million and $1.0 million, respectively, and redemption of member interests in fiscal 2005 and fiscal 2004 were $3.0 million and $2.3 million, respectively. Additionally, the early repayment of Inergy’s senior secured notes in fiscal 2004 resulted in interest expense related to make whole premium payment to the lenders in the amount of $17.9 million.

At September 30, 2005 and 2004, we had goodwill of $256.6 million and $82.9 million, representing approximately 17% and 16% of total assets at each period, respectively. This goodwill is primarily attributable to Inergy’s acquisitions. Inergy expects recovery of the goodwill through future cash flows associated with these acquisitions.

At September 30, 2005, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our long-term debt and operating lease obligations as of September 30, 2005, in thousands of dollars:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$907,511	$47,743	$110,417	$191,731	$557,620
Future minimum lease payments under noncancelable operating leases	18,576	5,751	8,247	2,749	1,829
Fixed price purchase commitments	232,385	231,253	1,132	—	—
Standby letters of credit	22,007	21,307	700	—	—

(a)	$254.9 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 5.48% and 7.75% at September 30, 2005. These rates have been applied for each period presented in the table.

In addition to its fixed price purchase commitments, Inergy also had forward purchase energy contracts. As of September 30, 2005, Inergy’s total energy contracts had an outstanding net fair value of $8.8 million, as compared to a net fair value of $(6.6) million as of September 30, 2004. The net change of $15.4 million includes a net decrease in fair value of $4.7 million from energy contracts settled during the 2005 fiscal year period, an increase of $1.9 million from contracts acquired during fiscal year 2005, and a net increase of $18.2 million from other changes in fair value related to net unrealized gains on energy contracts still outstanding at the end of fiscal 2005. Of the outstanding fair value as of September 30, 2005, all energy contracts mature within fifteen months. In addition, at September 30, 2005, Inergy has committed to purchase approximately 70 million gallons of propane at future dates at the prevailing market price.

On September 28, 2004, Inergy’s shelf registration statement (File No. 333-118941) was declared effective by the SEC for the periodic sale of up to $625 million of Inergy Common Units, other partnership securities of Inergy and debt securities of Inergy, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures, and working capital, or for other potential purposes identified in a prospectus supplement. In December 2004 Inergy issued 5,060,000 Inergy Common Units and in separate transactions issued an additional 3,568,139 Inergy Common Units, representing limited partnership securities under the shelf registration statement. In addition in September 2005, Inergy issued 6,500,000 Inergy Common Units representing limited partnership securities under the shelf registration statement. There is approximately $189 million remaining available under this shelf. No further partnership securities or debt securities have been offered under the shelf registration except as described above.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We may not be able to raise additional funds or may not be able to raise such funds on favorable terms.

Description of Credit Facility

On August 9, 2005, we entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan is August 9, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Term Loan is guaranteed by IPCH Acquisition Corp. and New Inergy Propane, LLC. The proceeds from this loan were used to acquire 769,941 special units in Inergy, L.P. in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Term Loan contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were between 5.48% and 5.59% at September 30, 2005, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On April 28, 2005, we entered into a $69.0 million term loan with a bank. The maturity date of this term loan was December 31, 2005 and was collateralized by all of our interests in Inergy. In addition, this term loan was guaranteed by each of our wholly-owned subsidiaries. Borrowings under this term loan bore interest at our option at a floating rate equal to either the prime rate plus 1.50% or LIBOR (preadjusted for reserves) plus 2.50%. Borrowings under this term loan were used to refinance the credit agreement described below, to repurchase certain interests from our partners and to make distributions to our pre-initial public offering owners. On June 24, 2005, a portion of the proceeds from our 3,910,000 common unit initial public offering was used to repay all amounts borrowed under this term loan and this term loan was terminated.

Effective August 30, 2004, we executed a credit agreement with a bank. The credit agreement consisted of a $15 million term loan and a $5 million working capital revolver and had an original expiration of August 30, 2009. The obligation under the credit agreement was secured by certain common units, senior subordinated units and junior subordinated units in Inergy, L.P. held by us and our wholly owned subsidiaries. The credit agreement was also guaranteed by IPCH Acquisition Corp. and New Inergy Propane, LLC. On April 28, 2005, we retired all outstanding indebtedness on the credit agreement using the proceeds from the Term Loan.

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “5-Year Credit Agreement”) with its existing lenders in addition to others. The 5-Year Credit Agreement consists of a $75 million revolving working capital facility and a $350 million revolving acquisition facility. The 5-Year Credit Agreement expires in December 2009 and carries terms, conditions and covenants substantially similar to the previous credit agreement. The 5-Year Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the 5-Year Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. The 5-Year Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.19% and 7.75% at September 30, 2005. At September 30, 2005, borrowings outstanding under the 5-Year Credit Agreement were $126.8 million, including $20 million under the revolving working capital facility. Of the outstanding credit facility balance of $126.8 million, $111.8 million is classified as long-term in the accompanying 2005 consolidated balance sheet. At November 1, 2005, the borrowings outstanding under the 5-Year Credit Agreement were $299.2 million, including $41.6 million under the revolving working capital facility.

During each fiscal year beginning October 1, the outstanding balance of the revolving working capital facility in the 5-Year Credit Agreement must be reduced to $5.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

At Inergy’s option, loans under the 5-Year Credit Agreement bear interest at either the prime rate or LIBOR (preadjusted for reserves), plus, in each case, an applicable margin. The applicable margin varies quarterly based on its leverage ratio. Inergy also pays a fee based on the average daily unused commitments under the 5-Year Credit Agreement.

Inergy is required to use 50% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business, sales of assets among Inergy and its domestic subsidiaries, and the sale or disposition of obsolete or worn-out equipment) to reduce borrowings under the 5-Year Credit Agreement during any fiscal year in which unapplied net cash proceeds are in excess of $50 million. Any such mandatory prepayments are first applied to reduce borrowings under the revolving acquisition facility and then under the revolving working capital facility.

In addition, the 5-Year Credit Agreement contains various covenants limiting the ability of Inergy and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the 5-Year Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the credit agreement or in excess of available cash;

•	permit operating lease obligations to exceed $20 million in any fiscal year;

•	enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the 5-Year Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the 5-Year Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which Inergy or its subsidiaries have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of Inergy or its subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify their respective organizational documents.

“Permitted junior debt” consists of:

•	Inergy’s $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004 (the “Senior Notes”);

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of Inergy and its subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the 5-Year Credit Agreement.

Permitted junior debt may be incurred under the 5-Year Credit Agreement so long as:

•	there is no default under the 5-Year Credit Agreement;

•	the ratio of Inergy’s total funded debt to consolidated EBITDA is less than 5.0 to 1.0 on a pro forma basis;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the 5-Year Credit Agreement; and

•	other than in connection with the 6.875% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the 5-Year Credit Agreement.

The 5-Year Credit Agreement contains the following financial covenants:

•	the ratio of Inergy’s total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the 5-Year Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.50 to 1.0 as of the end of the fiscal quarters ending December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005 and no greater than 4.75 to 1.0 as of the end of each fiscal quarter thereafter.

•	the ratio of Inergy’s senior secured funded debt (as defined in the 5-Year Credit Agreement) to consolidated EBITDA for the four fiscal quarters most recently ended determined as of the end of each fiscal quarter ending on and after December 31, 2005 for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter must be no greater than 3.75 to 1.0.

•	the ratio of Inergy’s consolidated EBITDA to consolidated interest expense (as defined in the 5-Year Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

Each of the following is an event of default under the 5-Year Credit Agreement:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the credit facility or any ancillary document related to the 5-Year Credit Agreement for 30 days;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy or its material subsidiaries;

•	impairment of the enforceability or the validity of agreements relating to the 5-Year Credit Agreement;

•	judgments exceeding $2.5 million (to the extent not covered by insurance) against Inergy or any of its subsidiaries are undischarged or unstayed for 30 consecutive days;

•	certain defaults under ERISA that could reasonably be expected to result in a material adverse effect on Inergy; or

•	the occurrence of certain change of control events with respect to Inergy.

On November 7, 2005, Inergy amended the 5-Year Credit Agreement with existing lenders to, among other changes, have the following impact to the credit provisions of the agreement:

•	Lowered the applicable margin in the leverage-based pricing grid;

•	Extended the maturity from December 17, 2009 to November 10, 2010;

•	Increased to $75.0 million the effective amount of working capital borrowings available through the utilization of the acquisition revolver; and

•	Other terms, conditions and covenants remained materially unchanged.

Senior Unsecured Notes

On December 22, 2004, Inergy and its wholly owned subsidiary, Inergy Finance Corp. (“Finance Corp.” and together with Inergy, the “Issuers”), completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “Senior Notes”). Inergy used the net proceeds from the $425 million private placement of Senior Notes to repay all amounts drawn under a 364-day credit facility, which was entered into in order to fund the acquisition of Star Gas and is no longer available to Inergy, with the $39.9 million remaining balance of the net proceeds being applied to the revolving acquisition credit facility.

The Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The Senior Notes are effectively subordinated to all of Inergy’s secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of Inergy’s non-guarantor subsidiaries. The Senior Notes rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

The Senior Notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The subsidiaries’ guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries. The subsidiaries’ guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to Inergy). The subsidiaries’ guarantees rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

Before December 15, 2007, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of a public or private equity offering at 106.875% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

On October 26, 2005, Inergy completed an offer to exchange its existing Senior Notes for $425 million of 6.875% senior notes due 2014 (the “Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The Exchange Notes did not provide us with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

On June 7, 2002, Inergy entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The funds from a public unit offering, together with net new borrowings under Inergy’s then-existing revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus interest expense related to a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The interest expense related to the make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On October 1, 2005, the Company adopted SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123, during the fiscal year ended September 30, 2005, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in footnotes to the consolidated financial statements. The adoption of SFAS No. 123(R)’s fair value method is not expected to have a significant impact on our results of operations or on our overall financial position.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in FASB Statement No. 143, Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is required to be adopted by Inergy for the fiscal year ended September 30, 2006 and Inergy is currently assessing the impact on its financial statements.

Critical Accounting Policies

Accounting for Price Risk Management. Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction.

On the date the derivative contract is entered into, Inergy designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Inergy documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Inergy uses regression analysis and the dollar offset method to assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, Inergy discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, Inergy continues to carry the derivative on the balance sheet at its fair value, and recognized changes in the fair value of the derivative through current-period earnings.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows attributable to a particular risk. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction closes. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged are carried at the lower-of-cost or market.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition. Sales of propane and other liquids are recognized in our financial statements at the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which it is earned.

Impairment of Long-Lived Assets. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized in our financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Under the provisions of SFAS 142, we completed the valuation of each of our operating segments and determined no impairment existed as of September 30, 2005.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”)” modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. We implemented SFAS 144 beginning in the fiscal year ending September 30, 2003, with no material effect on our financial position, results of operations and cash flows.

Self Insurance. Inergy is insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product and vehicle liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

Gain on Issuance of Units in Inergy. We recognize gains and losses in our consolidated statements of income resulting from subsidiary sales of additional equity interests, including Inergy Common Units, to unrelated parties.

Factors That May Affect Future Results of Operations, Financial Condition or Business

•	Inergy may not be able to generate sufficient cash from operations to allow it to pay the minimum quarterly distribution.

•	Since weather conditions may adversely affect the demand for propane, Inergy’s financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

•	If Inergy does not continue to make acquisitions on economically acceptable terms, Inergy’s future financial performance will be reliant upon internal growth and efficiencies.

•	Inergy cannot assure you that it will be successful in integrating its recent acquisitions.

•	Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect Inergy’s profit margins.

•	Inergy’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

•	The highly competitive nature of the retail propane business could cause Inergy to lose customers, thereby reducing Inergy’s revenues.

•	If Inergy is not able to purchase propane from its principal suppliers, its results of operations would be adversely affected.

•	Competition from alternative energy sources may cause Inergy to lose customers, thereby reducing its revenues.

•	Inergy’s business would be adversely affected if service at its principal storage facilities or on the common carrier pipelines it uses is interrupted.

•	Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and future war or risk of war may adversely impact Inergy’s results of operations.

•	Inergy is subject to operating and litigation risks that could adversely affect its operating results to the extent not covered by insurance.

•	Inergy’s results of operations and financial condition may be adversely affected by governmental regulation and associated environmental regulatory costs.

•	Energy efficiency and new technology may reduce the demand for propane.

•	Due to Inergy’s lack of asset diversification, adverse developments in its propane business would reduce its ability to make distributions to its unitholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Together with Inergy, we have long-term debt and a revolving lines of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2005, we had floating rate obligations totaling approximately $254.9 million for amounts borrowed under our credit agreements and swaps associated with the Senior Notes. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2005 levels, our combined interest expense would change by a total of approximately $2.5 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2005 and 2004 were propane retailers, resellers and consumers and energy marketers and dealers.

The propane industry is a “margin-based” business in which gross profits depend on the excess of sales prices over supply costs. As a result, Inergy’s profitability will be sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, Inergy may not be able to pass on these increases to its customers through retail or wholesale prices. Propane is a commodity and the price Inergy pays for it can fluctuate significantly in response to supply or other market conditions. Inergy has no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce Inergy’s gross profits and could, if continued over an extended period of time, reduce demand by encouraging its retail customers to conserve or convert to alternative energy sources.

Inergy engages in hedging transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on Inergy’s product costs, protect the value of its inventory positions, and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when Inergy has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time which it believes to be immaterial in amount. In addition to Inergy’s ongoing policy to maintain a balanced position, for accounting purposes Inergy is required, on an ongoing basis, to track and report the market value of its purchase obligations and its sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of September 30, 2005 and 2004 include fixed price payor for 12.9 million and 4.9 million barrels, respectively, and fixed price receiver for 14.6 million and 6.5 million barrels, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of September 30, 2005 and 2004 was assets of $58.4 million and $23.0 million, respectively, and liabilities of $49.6 million and $29.6 million, respectively.

The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2005, 2004 and 2003 of $24.1 million, $(1.2) million and $0.8 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. Inergy recognized a non-cash gain of $19.4 million on price risk management activities and propane based financial instruments for the year ended September 30, 2005, no similar gain was recognized in the years ended September 30, 2004, and 2003. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of our energy contracts related to our risk management activities for the years ended September 30, 2005 and 2004 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2005	Year Ended September 30, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Initial recorded value of new contracts entered into during the period	1,881	2,723
Other unrealized gains and (losses) recognized	18,197	(13,148)
Less: realized (gains)/losses recognized	(4,668)	695

Net unrealized gains and (losses) in fair value of contracts outstanding at end of period	$8,784	$(6,626)

Of the outstanding unrealized gain (loss) as of September 30, 2005 and 2004, all energy contracts matured within fifteen months.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in no change in the market value of the contracts as there were approximately 0.5 million gallons of net unbalanced positions at September 30, 2005.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of September 30, 2005.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our General Partner Manages Inergy Holdings, L.P.

Inergy Holdings GP, LLC, our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, including units held by the general partner and its affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the general partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the outstanding common units. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Our general partner intends to incur indebtedness or other obligations that are nonrecourse whenever we incur such indebtedness or other obligations.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our general partner, Inergy Holdings GP, LLC. Executive officers and directors will serve until their successors are duly appointed or elected.

Name	Age	Position with our General Partner

John J. Sherman	50	President, Chief Executive Officer and Director

R. Brooks Sherman, Jr.	40	Senior Vice President and Chief Financial Officer

Laura L. Ozenberger	47	Vice President—General Counsel & Secretary

Warren H. Gfeller	53	Director

Arthur B. Krause	64	Director

We intend to name an additional independent director on or before June 2006.

John J. Sherman has served as President, Chief Executive Officer and a director of Inergy Holdings GP, LLC since April 2005 and has also served as President, Chief Executive Officer and a director of Inergy GP, LLC since March 2001, and of Inergy’s predecessor from 1997 until July 2001. Prior to joining Inergy’s predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country’s largest retail propane marketers.

R. Brooks Sherman, Jr. (no relation to Mr. John Sherman) has served as Senior Vice President and Chief Financial Officer of Inergy Holdings GP, LLC since April 2005 and has also served as Senior Vice President since September 2002 and Chief Financial Officer of Inergy GP, LLC since March 2001. Mr. Sherman previously served as Vice President from March 2001 until September 2002. He joined Inergy’s predecessor in December 2000 as Vice President and Chief Financial Officer. From 1999 until joining Inergy’s predecessor, he served as chief financial officer of MCM Capital Group. From 1996 through 1999, Mr. Sherman was employed by National Propane Partners, a publicly traded master limited partnership, first as its controller and chief accounting officer and subsequently as its chief financial officer. From 1995 to 1996, Mr. Sherman served as chief financial officer for Berthel Fisher & Co. Leasing Inc. and prior to 1995, Mr. Sherman was in public accounting with Ernst & Young and KPMG Peat Marwick.

Laura L. Ozenberger has served as Vice President—General Counsel & Secretary of Inergy Holdings GP, LLC since April 2005 and has also served as Vice President—General Counsel & Secretary of Inergy GP, LLC since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments, including Assistant Corporate Secretary from 1996 through 2003. Prior to 1990, Ms. Ozenberger was in a private legal practice.

Warren H. Gfeller has been a member of Inergy Holdings GP, LLC’s board of directors since April 2005 and has been a member of Inergy GP, LLC’s board of directors since March 2001. He was a member of Inergy’s predecessor’s board of directors since January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also serves as a director of Zapata Corporation and Chairman of the board of directors of Duckwall-ALCO Stores, Inc.

Arthur B. Krause has been a member of Inergy Holdings GP, LLC’s board of directors since April 2005 and has been a member of Inergy GP, LLC’s board of directors since May 2003. Mr. Krause retired from Sprint Corporation in 2002, where he served as Executive Vice President and Chief Financial Officer from 1988 to 2002. He was President of United Telephone-Eastern Group from 1986 to 1988. From 1980 to 1986, he was Senior Vice President of United Telephone System. He also serves as a director of Westar Energy.

Board Committees

Audit Committee

Our general partner’s board of directors has established an audit committee. The members of the audit committee must meet the independence standards established by the Nasdaq National Market. Members of the Audit Committee are Warren H. Gfeller and Arthur B. Krause. The board of directors of our general partner has determined that Mr. Gfeller is (i) independent under applicable NASDAQ rules and (ii) an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the outside auditors; and (c) the disclosure controls and procedures established by management.

Conflicts Committee

Our general partner’s board of directors has the ability to establish a conflicts committee under our partnership agreement. The conflicts committee will consist of one or more members and will be charged with reviewing specific matters that our general partner’s board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the Nasdaq National Market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by us of any duties we may owe to our unitholders.

Compensation Committee

Our general partner’s board of directors has established a compensation committee of at least two independent directors. The compensation committee will oversee compensation decisions and benefits for the officers of our general partner and will administer our Long-Term Incentive Plan and the Employee Unit Purchase Plan described below. Members of the Compensation Committee are Arthur B. Krause and Warren H. Gfeller.

Other Committees

Our general partner’s board of directors may establish other committees from time to time to facilitate our management.

Election of our Directors

Our general partner’s limited liability company agreement establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner’s board of directors will be elected by a voting member majority, as defined in the limited liability company agreement. For so long as John Sherman and his permitted transferees own 33% of our general partner, Mr. Sherman and such transferees will comprise the voting member majority and will be the only voting member of our general partner. Accordingly, Mr. Sherman and his permitted transferees will have the authority to elect all of the directors of our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required during fiscal year ended September 30, 2005, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, as well as to all of our other employees. This code of ethics may be found on our website at www.inergypropane.com.

Item 11. Executive Compensation.

All of our executive officers serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy. All of the information in the following table with respect to compensation of our executive officers describe the total compensation received by those officers in all capacities for us, Inergy GP, LLC and their respective subsidiaries. In this report, we refer to these three individuals as the “named executive officers.”

Long Term Compensation
		Annual Compensation								Awards				Payouts
Name and Principal Position	Fiscal Year	Salary			Bonus			Other Annual Compen- sation ($)(1)		Restricted Stock Awards ($)		Securities Underlying Options/ SARs(2)		LTIP Payouts ($)		All Other Compen- sation ($)
John J. Sherman President and Chief Executive Officer	2005 2004 2003	$ $ $	251,506 250,000 250,000		$ $ $	300,000 — 150,000		$ $ $	— — —	$ $ $	— — —	— — —		$ $ $	— — —	$ $ $	— — —

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	178,409 170,000 170,000		$ $ $	350,000 50,000 100,000	(3,4) (3)	$ $ $	— — —	$ $ $	— — —	40,000 — —		$ $ $	— — —	$ $ $	— — —

Laura L. Ozenberger Vice President, General Counsel and Secretary	2005 2004 2003	$ $ $	155,637 155,000 99,856	(5)	$ $ $	275,000 — 33,333	(4)	$ $ $	— — —	$ $ $	— — —	40,000 — —	(6)	$ $ $	— — —	$ $ $	— — —

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2)	Options awarded under our Long-Term Incentive Plan.

(3)	Includes a payment of $50,000 in partial payment of a bonus conditioned upon the conversion of Inergy, L.P. subordinated units.

(4)	Includes a non-recurring payment of a bonus of $100,000 paid by us as a result of the completion of our initial public offering.

(5)	Salary for Laura Ozenberger in fiscal 2003 represents the pro rata portion of her annual salary from the date of employment with Inergy GP, LLC.

(6)	Laura Ozenberger was awarded 50,000 unit options in Inergy, L.P. in fiscal 2003 which is not reflected in the above table.

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held under our Long Term Incentive Plan as of September 30, 2005.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2005 Option Values

Name	Units Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at September 30, 2005		Value of Unexercised In- the-Money Options at September 30, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	—	$—
R. Brooks Sherman, Jr.	—	—	—	40,000	—	$438,000
Laura L. Ozenberger	—	—	—	40,000	—	$438,000

(1)	Based on the $33.45 per unit fair market value of our common units on September 30, 2005, the last trading day of fiscal 2005, less the option exercise price.

Employment Agreements

The named executive officers have not entered into employment agreements with our general partner. However, the following named executive officers have entered into employment agreements with Inergy GP, LLC, the managing general partner of Inergy, L.P.:

•	John J. Sherman, President and Chief Executive Officer;

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Laura L. Ozenberger, Vice President—General Counsel and Secretary.

The following is a summary of the material provisions of these employment agreements. All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of approximately three or five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$300,000
• R. Brooks Sherman, Jr.	$200,000
• Laura L. Ozenberger	$175,000

These employees are reimbursed for all expenses in accordance with Inergy’s policies. They are also eligible for fringe benefits normally provided to other members of executive management and any other benefits agreed to by the managing general partner of Inergy. Each of these employees is eligible to participate in our Long Term Incentive Plan and in Inergy’s Long Term Incentive Program.

The named executive officers are each eligible for annual performance bonuses in an amount up to his or her annual salary upon meeting certain established criteria for each year during the term of his or her employment.

The employment agreements provide for additional bonuses conditioned upon the conversion of Inergy subordinated units into Inergy Common Units. To the extent not already paid, Mr. Brooks Sherman will be entitled to a bonus in the amount of $200,000, payable upon, and in the same proportion as the conversion of the Inergy subordinated units. Ms. Laura Ozenberger also will be entitled to a bonus of $200,000 upon the conversion of the Inergy subordinated units. Mr. John Sherman will be entitled to a bonus in the amount of $625,000 at the end of the subordination period for Inergy.

Unless waived by the managing general partner of Inergy, in order for any of these individuals to receive any benefits under (i) the Long Term Incentive Plans, (ii) the performance bonus, or (iii) the bonus tied to the subordination period, the individual must have been continuously employed by the managing general partner of Inergy or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner of Inergy.

With respect to the named executive officers, in the event such person’s employment is terminated without cause, Inergy GP, LLC will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

Long-Term Incentive Plan

Our general partner sponsors the Inergy Holdings Long-Term Incentive Plan for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for us. The long-term incentive plan consists of four components: restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to 2,000,000 units. Through September 30, 2005, we have granted an aggregate of 675,000 unit options outstanding pursuant to the long-term incentive plan. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The plan is administered by the compensation committee of the board of directors of our general partner.

The board of directors of our general partner and the compensation committee of the board may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our board of directors and the compensation committee of the board also have the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as may be required by the exchange upon which the common units are listed at that time, if any. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The plan will expire upon its termination by the board of directors or the compensation committee or earlier, when no units remain available under the plan for awards. Awards then outstanding will continue pursuant to the terms of their grants.

Restricted Units. A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. We have not granted restricted units under the long-term incentive plan. In the future, the compensation committee may determine to make grants of restricted units under the plan to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a Change in Control, as defined in the plan. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted unit. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Common units to be delivered as restricted units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon the grant of the restricted units, the total number of common units outstanding will increase.

We intend the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. We have not granted phantom units under the long-term incentive plan. In the future, the compensation committee may determine to make grants of phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee determines. The compensation committee will determine the period over which phantom units granted to employees and members of our board will vest. The committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the phantom units will vest upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Common units to be delivered upon the vesting of phantom units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon vesting of the phantom units, the total number of common units outstanding will increase.

We intend the issuance of any common units upon vesting of the phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options. The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees, consultants and members of our board containing such terms as the committee determines. Unit options will have an exercise price that may be greater or less than the fair market value of the units on the date of grant, in the discretion of the compensation committee. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the compensation committee provides otherwise.

Upon exercise of a unit option, we will issue new common units, acquire common units on the open market or directly from any person or use any combination of the foregoing, in the compensation committee’s discretion. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units), the total number of common units outstanding will increase. The availability of unit options is intended to furnish additional compensation to employees, consultants and members of our board of directors and to align their economic interests with those of common unitholders.

Unit Appreciation Rights. The long-term incentive plan permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in common units or, in the discretion of the compensation committee, in cash. We have not granted unit appreciation rights under the long-term incentive plan. In the future, the compensation committee may determine to make grants of unit appreciation rights under the plan to employees, consultants and members of our board of directors containing such terms as the committee determines. Unit appreciation rights will have an exercise price that may be greater or less than the fair market value of the common units on the date of grant, in the discretion of the compensation committee. In general, unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit appreciation rights will become exercisable upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or compensation committee provides otherwise.

Upon exercise of a unit appreciation right settled in common units, we will issue new common units, acquire common units on the open market or directly from any person or use any combination of the foregoing, in the compensation committee’s discretion. If we issue new common units upon exercise of the unit appreciation right (settled in common units), the total number of common units outstanding will increase. The availability of unit appreciation rights is intended to furnish additional compensation to employees, consultants and members of our board of directors and to align their economic interests with those of common unitholders.

Distribution Equivalent Rights. The compensation committee may, in its discretion, grant distribution equivalent rights (“DERs”) with respect to awards other than restricted units. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the Award is outstanding. Payment of a DER may be subject to the same vesting terms as the Award to which it relates.

Employee Unit Purchase Plan

Our general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. Our common unit purchase plan permits participants to purchase our common units in market transactions from us, our general partner or any other person at the end of each fiscal quarter. We have reserved 100,000 of our common units for purchase under our common unit purchase plan. As determined by the compensation committee, our general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. Our general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of our common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under our common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in our common unit purchase plan again until the one-year anniversary of the date of such sale. Our common unit purchase plan is intended to serve as a means for encouraging participants to invest in our common units. There were no common units purchased through the unit purchase plan for the fiscal year ended September 30, 2005.

Reimbursement of Expenses of the General Partner

Our general partner does not receive any management fee or other compensation for its management of us. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

Compensation of Directors

An officer of our general partner who also serves as director will not receive additional compensation. Messrs. Gfeller and Krause each received options under our long term incentive plan for 20,000 common units at an exercise price based on the initial public offering price. In addition, each director receives cash compensation of $18,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director also receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $500 per compensation or audit committee meeting attended and $1,000 per conflicts committee meeting attended. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs Krause and Gfeller also receive similar compensation from Inergy for their service on the board of directors of Inergy GP, LLC.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2005. While certain of our executive officers and directors serve in such roles with the managing general partner of Inergy, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors or compensation committee of our general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Inergy Holdings, L.P.

The following table sets forth certain information as of November 1, 2005, regarding the beneficial ownership of our units by:

•	each person who then beneficially owned more than 5% of such units then outstanding,

•	each of the named executive officers of our general partner,

•	each of the directors of our general partner, and

•	all of the directors and executive officers of our general partner and the managing general partner of Inergy as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner(1):	Units	Percent
John J. Sherman(2)	8,543,895	42.72%
David G. Dehaemers, Jr.(3)	1,520,698	7.60%
Phillip L. Elbert(4)	1,069,663	5.35%
Paul E. McLaughlin(5)	1,067,555	5.34%
Andrew L. Atterbury	1,016,352	5.08%
William C. Gautreaux(6)	1,027,183	5.14%
R. Brooks Sherman, Jr.	462,558	2.31%
Laura L. Ozenberger	4,500	*
Warren H. Gfeller	5,000	*
Arthur B. Krause	5,000	*
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (11 persons)	13,591,958	67.96%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)	Mr. Sherman may be deemed to beneficially own (i) the 7,945,347 common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee, (ii) the 249,395 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust I under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iii) the 349,153 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust II under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee.
(3)	Mr. Dehaemers may be deemed to beneficially own the 107,272 common units held by the David G. Dehaemers, Jr. 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Dehaemers serves as co-trustee.
(4)

Mr. Elbert may be deemed to beneficially own (i) the 120,675 common units held by the Phillip L. Elbert 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, (ii) the 40,225 common units held by the Charles W. Elbert Trust under trust indenture dated

March 31, 2005, of which Mr. Elbert serves as co-trustee, and (iii) the 40,225 common units held by the Lauren E. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee.

(5)	Mr. McLaughlin may be deemed to beneficially own 241,350 the common units held by the Paul E. McLaughlin 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. McLaughlin serves as co-trustee.

(6)	Mr. Gautreaux may be deemed to beneficially own (i) the 843,796 common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee, and (ii) the 120,675 common units held by the William C. Gautreaux 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Gautreaux serves as co-trustee.

Inergy Holdings GP, LLC

The following table shows the beneficial ownership of Inergy Holdings GP, LLC, as of November 1, 2005.

Name of Beneficial Owner(1)	Beneficial Ownership Percent(2)
John J. Sherman(3)	54.92%
David G. Dehaemers, Jr.	9.78%
Phillip L. Elbert	6.88%
Paul E. McLaughlin	6.87%
Andrew L. Atterbury	6.32%
William C. Gautreaux(4)	6.23%
Carl A. Hughes(5)	6.02%
R. Brooks Sherman, Jr.	2.97%
Laura L. Ozenberger	—
Warren H. Gfeller	—
Arthur B. Krause	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (11 persons)	86.9%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)	Voting rights currently attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 33%, the remaining owners of our general partner will acquire voting rights in proportion to their ownership interest.
(3)	Mr. Sherman may be deemed to beneficially own all of the common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee.
(4)	Mr. Gautreaux may be deemed to beneficially own all of the common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee.
(5)	Mr. Hughes may be deemed to beneficially own all of the common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, of which Mr. Hughes serves as the trustee.

Item 13. Certain Relationships and Related Transactions.

Our Relationship with Inergy

General. Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy. Our incentive distribution rights in Inergy entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Our aggregate partnership interests in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.2% general partner interest in Inergy;

•	1,717,551 Inergy Common Units, 1,093,865 Inergy senior subordinated units and 975,924 Inergy junior subordinated units, representing an aggregate limited partner interest in Inergy of approximately 9.5%;

•	769,941 Inergy Special Units, which are not entitled to a current distribution and will convert into Inergy Common Units at a specified conversion rate upon the commercial operation of the Stagecoach Expansion Project as previously described; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Our Relationship with Inergy’s General Partners

Inergy GP, LLC, Inergy’s managing general partner, manages the operations and activities of Inergy. Inergy Partners, LLC, Inergy’s non-managing general partner, owns an approximate 1.2% general partner interest in Inergy.

Distributions and payments are made by Inergy to its non-managing general partner and its affiliates in connection with the ongoing operations of Inergy. These distributions and payments are determined by and among affiliated entities and are not the result of arm’s length negotiations.

Cash distributions from Inergy are generally made approximately 98.8% to Inergy unitholders, including affiliates of its managing general partner as holders of Inergy Common Units and Inergy senior and junior subordinated units, and approximately 1.2% to its non-managing general partner. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, we are entitled to receive increasing percentages of the distributions, up to a maximum of 48.0% of the distributions above the highest target level.

Inergy’s managing general partner and its affiliates do not receive any management fee or other compensation for the management of Inergy. Its managing general partner and its affiliates are reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. For the fiscal year ended September 30, 2005, the expense reimbursement to Inergy’s managing general partner and its affiliates was approximately $3.0 million.

If Inergy’s managing general partner withdraws in violation of Inergy’s partnership agreement or is removed for cause, a successor general partner has the option to buy the general partner interests and incentive distribution rights of Inergy from the non-managing general partner of Inergy for a cash price equal to fair market value. If Inergy’s managing general partner withdraws or is removed under any other circumstances, Inergy’s non-managing general partner has the option to require the successor general partner to buy its general partner interests and incentive distribution rights for a cash price equal to fair market value.

If either of these options is not exercised, the general partner interests and incentive distribution rights of Inergy will automatically convert into common units of Inergy equal to the fair market value of those interests. In addition, Inergy will be required to pay the departing general partner for expense reimbursements.

Upon Inergy’s liquidation, the partners, including Inergy’s non-managing general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Indebtedness to Our Directors, Executive Officers and Others

On November 5, 2004 (prior to our initial public offering), we entered into a series of promissory notes totaling $15 million in payment of a distribution declared in favor of our then existing owners, some of whom are directors and officers of our general partner. The promissory notes were issued to the following entities or individuals: Mr. John J. Sherman, as Trustee of the John J. Sherman Revocable Trust ($9,871,080), Mr. Paul E. McLaughlin ($1,233,885), Mr. William C. Gautreaux ($1,120,515), Mr. Carl A. Hughes ($1,082,745), Mr. Andrew Atterbury ($616,950), Mr. David G. Dehaemers, Jr. ($225,000) and a former employee ($849,825). The promissory notes were paid in full on July 26, 2005, with proceeds from our initial public offering.

In June 2005, the board of directors of our general partner authorized the cash distribution to its then-existing owners with respect to the prorated distribution for the period from April 1, 2005, through the closing date of our initial public offering. This distribution payment was approximately $4.2 million and was made on August 19, 2005.

Indemnification of Directors and Officers

Under our limited partnership agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by Delaware law, from and against all losses, claims, damages or similar events any director or officer, or while serving as a director of officer, any person who is or was serving as a tax matters member or as a director, officer, tax matters member, employee, partner, manager, fiduciary or trustee of our partnership or any of our affiliates. Additionally, we will indemnify to the fullest extent permitted by law, from and against all losses, claims, damages or similar events any person who is or was an employee (other than an officer) or agent of our partnership.

Any indemnification under our limited partnership agreement will only be out of our assets. We are authorized to purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our limited partnership agreement.

Related Party Transactions Involving Inergy

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility and after our board of directors obtained an opinion as to fairness from an independent financial advisor, on August 9, 2005, we entered into the Special Unit Purchase Agreement with Inergy. We purchased 769,741 Inergy Special Units for $25,000,000 in cash from Inergy. These units are not entitled to current cash distributions, but are convertible to Inergy Common Units at a special conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the Inergy Common Units ending August 8, 2005.

On August 9, 2005, we also entered into a separate Registration Rights Agreement with Inergy relating to the Special Units that allows for the registered resale of the units. Pursuant to the Registration Rights Agreement, Inergy has agreed to file a shelf registration statement on or before February 5, 2006, for the resale of the Inergy Common Units issuable upon conversion of the Inergy Special Units and to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the SEC within 240 days after the issue date.

On occasion, we reimburse Inergy for expenses paid on our behalf. At September 30, 2005, Inergy has a receivable from us of $280,368.

Material Provisions of Our General Partner’s Limited Liability Company Agreement.

Our general partner’s management and operations are governed by its limited liability company agreement. The limited liability company agreement establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner’s board of directors will be elected by a voting member majority, as defined in the limited liability company agreement. For so long as John J. Sherman and his trusts and their permitted transferees own at least 33% of the original ownership interests held by our owners prior to our initial public offering, Mr. John Sherman’s revocable trust will comprise the voting member majority and will be the only voting member of our general partner. Accordingly, Mr. John Sherman will have the authority to elect all of the directors of our general partner, as well as vote on any other actions required to be presented to the owners of our general partner. If Mr. John Sherman’s ownership fails to exceed 33% of the original ownership interests, the remaining owners of our general partner will acquire voting rights in proportion to their ownership interest of such original ownership interests. Further, these owners will lose their voting rights in proportion to any sales of original ownership interests in us. Our general partner and the owners of our general partner, whether or not voting, have a right of first refusal to purchase any interests in our general partner proposed to be sold to a third party. In addition, in the event Mr. John Sherman elects to sell his interest in our general partner, Mr. John Sherman will have the right to cause all other members of our general partner to sell their interests on the same terms. Likewise, if Mr. John Sherman elects to sell his interest in our general partner, all other members of our general partner will also have the ability to participate in the sale on the same terms.

Restrictions on the Ability of Certain Executive Officers and Certain Unitholders who Beneficially Own More than 5% of Our Outstanding Units

Various agreements among certain executive officers and certain unitholders (including certain executive officers of our general partner and the managing general partner of Inergy) restrict their ability to transfer their interests in us. Pursuant to one such agreement, these executive officers and these certain unitholders cannot transfer their units until August 2006 without the consent of the voting member majority of our general partner. In addition, we hold a right of first refusal on the transfer of the interests in us by these executive officers and these certain unitholders.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our and Inergy’s annual financial statements and for other services rendered for the years ended September 30, 2005 and 2004.

For the fiscal year ended September 30,	2005	2004
	(in thousands)
Inergy Holdings, L.P.:
Audit fees	$538	$205
Audit-related fees	—	$—

Total	$538	$205

Inergy, L.P.
Audit fees(1)	$1,427	$435
Audit-related fees(2)	146	33

Total	$1,573	$468

(1)	Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.
(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations and benefit plan audits.

Following the establishment of the audit committee of our general partner, the audit committee reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2005 prior to the commencement of such services. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Financial Statements:

See Index Page for Financial Statements located on page 58.

2. Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3. Exhibits:

*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units(filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Inergy Holdings, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)***

*10.2	Credit Agreement by and between Inergy Holdings, LLC and Enterprise Bank & Trust dated as of August 30, 2004 (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1 (Registration No. 333-122466) filed on February 2, 2005)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report on Form 8-K filed on November 24, 2004)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Form of 6.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.11	Inergy, L.P. Employee Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A filed on July 2, 2001)***

*10.12	Amendment to Inergy, L.P. Employee Long-Term Incentive Plan, adopted April 4, 2003 (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Quarterly Report on Form 10-Q filed on May 12, 2003)***

*10.13	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.15	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.16	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.17	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.18	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.19	Credit Agreement among Inergy Holdings, LLC, the several parties thereto, Lehman Brothers and Lehman Commercial Paper, Inc., as syndication agent and administrative agent dated as of April 28, 2005 (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 13, 2005)

*10.20	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.21	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

**14.1	Inergy Holdings’ Code of Business Ethics and Conduct

**21.1	List of subsidiaries of Inergy Holdings, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

**	Filed herewith

***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2005 and 2004 and each of the

Three Years in the Period Ended

September 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Inergy Holdings, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Inergy Holdings, L.P. and Subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy Holdings, L.P. and Subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

December 8, 2005

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$9,586	$2,308
Accounts receivable, less allowance for doubtful accounts of $2,356 and $1,078 at September 30, 2005 and 2004, respectively	94,876	49,441
Inventories	122,387	56,404
Prepaid expenses and other current assets	23,231	5,499
Assets from price risk management activities	58,356	23,015

Total current assets	308,436	136,667
Property, plant and equipment:
Land and buildings	156,823	20,246
Office furniture and equipment	18,088	10,173
Vehicles	68,783	32,719
Tanks and plant equipment	556,505	189,519

	800,199	252,657
Less accumulated depreciation	(72,756)	(37,404)

Property, plant and equipment, net	727,443	215,253
Intangible assets (Note 2):
Covenants not to compete	30,606	11,498
Deferred financing costs	20,749	5,500
Deferred acquisition costs	725	104
Trademarks	32,845	2,500
Customer accounts	161,000	74,154

	245,925	93,756
Less accumulated amortization	(30,989)	(17,398)

Intangible assets, net	214,936	76,358
Goodwill	256,596	82,934
Other assets	2,907	529

Total assets	$1,510,318	$511,741

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$104,202	$54,690
Accrued expenses	54,922	13,998
Customer deposits	68,567	15,977
Liabilities from price risk management activities	49,572	29,640
Current portion of long-term debt (Note 4)	17,931	25,017
Current portion of promissory notes	—	1,500

Total current liabilities	295,194	140,822

Long-term debt, less current portion (Note 4)	569,909	128,236
Long-term promissory notes	—	13,500
Other long-term liabilities	1,647	—
Deferred income taxes	21,382	20,165
Interest of non-controlling partners in Inergy, L.P	568,278	205,951

Partners’ capital (Note 8)
Common unitholders (20,000,000 and 12,550,000 units issued and outstanding as of September 30, 2005 and 2004, respectively)	53,178	2,868
Accumulated other comprehensive income	730	199

Total partners’ capital	53,908	3,067

Total liabilities and partners’ capital	$1,510,318	$511,741

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Unit Data)

	Year Ended September 30,
	2005	2004	2003
Revenue:
Propane	$851,613	$431,202	$343,578
Other	198,523	51,294	19,787

	1,050,136	482,496	363,365
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	593,148	334,231	258,986
Other	131,075	24,822	8,024

	724,223	359,053	267,010
Gross profit	325,913	123,443	96,355
Expenses:
Operating and administrative	197,582	81,388	59,424
Depreciation and amortization	50,413	21,089	13,843

Operating income	77,918	20,966	23,088
Other income (expense):
Interest expense, net	(36,061)	(7,917)	(9,947)
Write-off of deferred financing costs	(7,585)	(1,216)	—
Make whole premium charge	—	(17,949)	—
Swap value received	—	949	—
Gain (loss) on sale of property, plant and equipment	(679)	(203)	(91)
Finance charges	1,817	704	339
Other	251	117	86

Income (loss) before gain on issuance of units in Inergy, L.P., income taxes, and interest of non-controlling partners in Inergy, L.P.	35,661	(4,549)	13,475

Gain on issuance of units in Inergy L.P.	24,769	10,431	5,241
Provision for income taxes	(2,500)	(1,176)	(869)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(26,831)	4,827	(10,041)

Net income	$31,099	$9,533	$7,806

Total limited partners’ interest in net income	$31,099	$9,533	$7,806

Net income per limited partner unit:(1)
Basic	$1.81	$0.76	$0.63

Diluted	$1.81	$0.59	$0.49

Weighted average limited partners’ units outstanding(1)
Basic	17,140	12,550	12,373

Diluted	17,186	16,090	16,090

(1)	Adjusted to give effect to the conversion transaction.

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(In Thousands)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at September 30, 2002	$24,926	$2	$24,928
Distribution by the Company of Inergy, L.P. senior and junior subordinated units in exchange for a member’s common interest in the Company	(1,065)	—	(1,065)
Partners’ contributions	3,689	—	3,689
Partners’ distributions	(4,746)	—	(4,746)
Comprehensive income:
Net income	7,806	—	7,806
Unrealized gain on investments in marketable securities	—	42	42

Comprehensive income			7,848

Balance at September 30, 2003	30,610	44	30,654

Redemption of members’ interest	(2,250)	—	(2,250)
Partners’ contributions	1,500	—	1,500
Partners’ distributions	(36,525)	—	(36,525)
Comprehensive income:
Net income	9,533	—	9,533
Unrealized gain on investments in marketable securities	—	155	155

Comprehensive income			9,688

Balance at September 30, 2004	2,868	199	3,067

Net proceeds from issuance of Common Units	80,002	—	80,002
Redemption of Partner’s interest	(2,987)		(2,987)
Partner contributions	5,576	—	5,576
Partner distributions	(63,380)	—	(63,380)
Comprehensive income:
Net income	31,099	—	31,099
Unrealized gain on derivative instruments		730	730
Change in unrealized gain (loss) on investments in marketable securities		(199)	(199)

Comprehensive income			31,630

Balance at September 30, 2005	$53,178	$730	$53,908

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2005	2004	2003
Operating activities
Net income	$31,099	$9,533	$7,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,328	15,325	9,856
Amortization	13,085	5,764	3,987
Amortization of deferred financing costs	1,947	1,686	1,506
Write-off of deferred financing costs	7,585	1,216	—
Provision for doubtful accounts	1,966	214	719
Make whole premium charge	—	17,949	—
(Gain) loss on disposal of property, plant and equipment	679	201	91
Gain on issuance of units in Inergy, L.P.	(24,769)	(10,431)	(5,241)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	26,831	(4,827)	10,041
Deferred income taxes	1,217	(621)	366
Net price risk management activities	(10,008)	9,730	(7,757)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,722)	(23,157)	(7,420)
Inventories	(34,669)	(19,048)	7,038
Prepaid expenses and other current assets	(71)	(912)	(407)
Other assets	(219)	37	43
Accounts payable	19,378	24,603	6,998
Accrued expenses	13,997	(219)	2,981
Customer deposits	18,511	4,089	2,965

Net cash provided by operating activities	84,165	31,132	33,572

Investing activities
Acquisitions, net of cash acquired	(810,159)	(85,154)	(26,063)
Purchases of property, plant and equipment	(34,122)	(14,521)	(6,230)
Deferred acquisition costs incurred	(621)	(900)	(2,094)
Proceeds from sale of property, plant and equipment	4,141	2,245	720
Proceeds from sale of marketable securities		500
Purchase of marketable securities	—	—	(573)
Other	—	—	1

Net cash used in investing activities	(840,761)	(97,830)	(34,239)
Financing activities
Proceeds from issuance of long-term debt	$1,716,040	$388,467	$174,794
Principal payments on long-term debt	(1,302,686)	(367,644)	(172,989)
Deferred financing costs incurred	(24,284)	(235)	(821)
Payment of make whole premium charge	—	(17,949)	—
Purchase of subordinated units in Inergy, L.P.	(3,079)	(1,026)	(10)
Net proceeds from partners’ contributions	5,576	1,500	3,689
Net proceeds from issuance of Common Units	80,002	—	—
Net proceeds from issuance of Common Units of Inergy, L.P.	410,554	113,219	23,339
Redemption of partners’ interest	(2,987)	(2,250)	—
Distributions to non-controlling partners in Inergy, L.P.	(51,950)	(29,505)	(19,039)
Distributions	(63,380)	(21,525)	(4,746)

Net cash provided by financing activities	763,806	63,052	4,217

Effect of foreign exchange rate changes on cash	68	18	9

Net increase (decrease) in cash	7,278	(3,628)	3,559
Cash at beginning of year	2,308	5,936	2,377

Cash at end of year	$9,586	$2,308	$5,936

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended September 30,
	2005	2004	2003
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$30,152	$6,257	$8,706

Cash paid during the year for taxes	1,655	996	732

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$7,881	$2,569	$1,953

Acquisitions through the issuances of Common Units and Senior Subordinated Units	—	—	45,100

Acquisition of retail propane companies through the assumption of seller debt	—	—	2,218

Increase (decrease) in the fair value of long-term debt and the related interest rate swap	(1,647)	(316)	556

Distributions declared to be paid subsequent to September 30, 2004	—	15,000	—

Change in unrealized investment holding gain	(199)	155	42

Distribution by the Company of Inergy subordinated units in exchange for a member’s common interest in the Company	—	—	1,065

Partner notes payable issued in connection with the payment of distributions	$15,000	$—	$—

Acquisitions, net of cash acquired:
Current assets	$76,655	$6,304	$3,687
Property, plant and equipment	520,215	60,503	37,089
Intangible assets	138,799	19,079	21,164
Goodwill	171,152	11,531	18,473
Other assets	2,359	—	—
Current liabilities	(91,140)	(9,694)	(5,079)
Non-compete liabilities	(7,881)	(2,569)	(1,953)
Long-term debt	—	—	(2,218)
Partner’s capital	—	—	(45,100)

	$810,159	$85,154	$26,063

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

1. Accounting Policies

Organization

Inergy Holdings, L.P. (formerly Inergy Holdings, LLC) (the Company) was formed on November 12, 1996 as a Delaware limited liability company. The Company shall exist as a separate legal entity until the cancellation of the certificate of conversion and the certificate of limited partnership as provided in the Delaware Revised Uniform Limited Partnership Act (the Delaware Act). The limited partners have no liability in excess of contributions to the Company. The general partner of the Company is Inergy Holdings GP, LLC. The Company is engaged in the investment in propane and other natural gas liquids companies. The voting partners of the Company holding the majority of the common interest conduct the business affairs of the Company. Inergy Partners, LLC, the non-managing general partner of Inergy, L.P. and holder of the approximate 1.2% general partner interest therein, and Inergy GP, LLC, the managing general partner of Inergy, L.P. (Inergy or the Partnership), are both wholly owned subsidiaries of the Company.

Inergy was formed on March 7, 2001 as a Delaware limited partnership. The Partnership and its subsidiary Inergy Propane, LLC (Inergy Propane or the Operating Company) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries. In addition, Inergy Sales and Service, Inc. (Services), a subsidiary of the Operating Company, was formed to acquire and operate the service work and appliance parts and sales business of Inergy Propane. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership’s obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership’s activities are conducted primarily through the Operating Company.

Inergy is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP, LLC in connection with operating the Partnership’s business. These costs, which totaled approximately $3.0 million, $2.9 million and $2.1 million for the years ended September 30, 2005, 2004 and 2003, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by the Partnership in excess of $0.33 per unit in any quarter. In addition, as of September 30, 2005, the Company and its subsidiaries own 1,717,551 Inergy Common Units, 1,093,865 senior subordinated units and 975,924 junior subordinated units, which on a combined basis approximate a 9.5% limited partner interest at September 30, 2005.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P., its wholly owned subsidiaries, Inergy Partners, LLC (Partners), New Inergy Propane, LLC (NIP), Inergy GP, LLC (GP), IPCH Acquisition Corp. (IPCHA), Wilson Oil Company of Johnston County, Inc. (Wilson), Rolesville Oil & Gas Company, Inc. (Rolesville) and its controlled subsidiary Inergy, L.P. IPCHA, Wilson and Rolesville are all subsidiaries created as a result of transactions with Inergy, L.P. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

Conversion Transaction

On April 28, 2005, the Company converted from a Delaware limited liability company (Inergy Holdings, LLC) to a Delaware limited partnership (Inergy Holdings, L.P.). The net income (loss) per limited partner unit

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and units outstanding presented in the consolidated statements of operations gives effect to the Company’s reorganization as a limited partnership as if it occurred at the beginning of the periods presented.

Nature of Operations

The Partnership conducts all of the business activities of the consolidated group and is engaged in the sale, distribution, storage, marketing and trading of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are concentrated in the Midwest, Northeast, and Southeast regions of the United States.

Financial Instruments and Price Risk Management

The Partnership utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

On the date the derivative contract is entered into, the Partnership designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Partnership documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Partnership uses regression analysis and the dollar offset method to assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, Inergy discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, Inergy continues to carry the derivative on the balance sheet at its fair value, and recognized changes in the fair value of the derivative through current-period earnings.

The Partnership is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS No. 133. The Partnership’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold.

The Partnership also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows attributable to a particular risk. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction closes. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

Furthermore, the Partnership has elected to use the special hedge accounting rules in SFAS No. 133 and hedge the fair value of certain of its inventory positions, whereby the hedged inventory is marked to market. Inventories purchased under energy contracts subsequent to October 25, 2002, and not otherwise designated as being hedged are carried at the lower-of-cost or market.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

Sales of propane and other liquids are recognized at the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which it is earned.

Expense Classification

Cost of products sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by us other than those described above in cost of products sold and depreciation and amortization. Certain of our operating and administrative expenses and depreciation and amortization are incurred in the distribution of our product sales but are not included in cost of product sold. These were $56.4 million, $28.2 million and $20.8 million during the years ended September 30, 2005, 2004, and 2003, respectively.

Credit Risk and Concentrations

The Partnership is both a retail and wholesale supplier of propane gas. The Partnership generally extends unsecured credit to its wholesale customers in the United States and Canada. Credit is generally extended to retail customers through delivery into Company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable which are based on specific identification and historical collection results and have generally been within management’s expectations. Finance charges on trade receivables are generally recognized upon billing of customers.

Three suppliers, Sunoco, Inc. (15%), Dominion Transmission Inc. (13%), and Exxon Mobil Oil Corp.(13%), accounted for approximately 41% of propane purchases during the past fiscal year. Inergy believes that its contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensures adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

No single customer represents 10% or more of consolidated revenues. In addition, nearly all of the Partnership’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than 3 months.

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method or first-in, first-out basis. Wholesale propane inventories are stated at the lower of cost, determined by either using the average-cost method or market unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at September 30, 2005 and 2004 amount to $85.8 million and $40.7 million, respectively.

Inventories consist of (in thousands):

	September 30, 2005	September 30, 2004
Propane gas and other liquids	$114,660	$53,295
Appliances, parts and supplies	7,727	3,109

	$122,387	$56,404

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25–40
Office furniture and equipment	3–10
Vehicles	5–10
Tanks and plant equipment	5–30

The Partnership reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Partnership has determined that no impairment exists as of September 30, 2005.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Identifiable Intangible Assets

Inergy has recorded certain identifiable intangible assets, including covenants not to compete, customer accounts, trademarks, deferred financing costs and deferred acquisition costs. Covenants not to compete, customer accounts and trademarks have arisen from the various acquisitions by Inergy and are discussed in Note 2. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing, most of which relate to the acquisitions completed subsequent to year end, as discussed in Note 15. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2–10
Deferred financing costs	1–10
Customer accounts	15
Trademarks	—

Trademarks have been assigned an indefinite life and are thereafter not being amortized. However, they are subject to an impairment evaluation explained below.

Estimated amortization, including amortization of deferred financing cost reported as interest expense, for the next five years ending September 30, in thousands of dollars is as follows:

2006	$19,004
2007	16,134
2008	15,709
2009	13,938
2010	13,398

Goodwill

Goodwill is recognized pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) from various acquisitions by the Partnership as discussed in Note 2. Under SFAS No. 142, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

In connection with the goodwill impairment evaluation, the reporting units are identified, which for the Company are the same as its operating segments, and the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” to its carrying amount.

Under the provisions of SFAS No. 142, Inergy completed the valuation of each of its reporting units and determined no impairment existed as of September 30, 2005.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The earnings of the Company, its limited liability subsidiaries and the Partnership are included in the Federal and state income tax returns of the individual members or partners. As a result, no income tax expense has been reflected in the consolidated financial statements relating to the earnings of the Partnership and the limited liability subsidiaries. Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA, Wilson, Rolesville and Services). These corporations account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Customer Deposits

Customer deposits primarily represent cash received by the Partnership from wholesale and retail customers for propane purchased that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the aggregate fair value of the Company’s long-term debt was approximately $588 million and $153 million as of September 30, 2005 and 2004, respectively. See Note 3 for the fair value of our derivative financial instruments.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains and losses on marketable securities.

Pursuant to SFAS 133, Inergy records deferred hedge gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

Accounting for Unit-Based Compensation

The Company and Inergy each have a long-term incentive plan. These plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” for all periods presented and presents the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” No percentage interest or unit-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying equities on the date of measurement. The following table illustrates the effect on net income (loss) as if the Company had applied the fair value

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to percentage interest or unit-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period. Pro forma information for each of the three years in the period ended September 30, 2005 is as follows (in thousands, except per unit data):

	2005	2004	2003
Net income as reported	$31,099	$9,533	$7,806
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	123	37	36

Pro forma net income	$30,976	$9,496	$7,770

Net income per limited partner unit
Basic—as reported	$1.81	$0.76	$0.63
Diluted—as reported	$1.81	$0.59	$0.49
Pro forma net income per limited partner unit
Basic	$1.81	$0.76	$0.63
Diluted	$1.80	$0.59	$0.48

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive income per limited partner unit (in thousands, except per unit data):

	Year Ended September 30,
	2005	2004	2003
Numerator:
Net income-basic and diluted	$31,099	$9,533	$7,806

Denominator:
Weighted average limited partners’ units outstanding—basic	17,140	12,550	12,373
Effect of dilutive unit options outstanding	46	3,540	3,717

Weighted average limited partners’ units outstanding—dilutive	17,186	16,090	16,090

Net income per limited partner unit(a)
Basic	$1.81	$0.76	$0.63

Diluted	$1.81	$0.59	$0.49

(a)	When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic and diluted net income per limited partner unit was $1.68 and $1.67, respectively, for the year ended September 30, 2005.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS No. 131 defines operating

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS No. 131, the Company examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 13 for disclosures related to the company’s propane and midstream segments.

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

SFAS No. 123(R) must be adopted no later than October 1, 2005. Early adoptions will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) on October 1, 2005.

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

The Company will adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, during the fiscal year ended September 30, 2005, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. The adoption of SFAS No. 123 (R)’s fair value method is not expected to have a significant impact on our results of operations or on our overall financial position.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, Accounting Changes and Error Corrections” is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in FASB Statement No. 143, Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is required to be adopted by Inergy for the fiscal year ended September 30, 2006 and Inergy is currently assessing the impact on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income.

2. Acquisitions

During the fiscal year ended September 30, 2005, Inergy made seven acquisitions. In November 2004, the Partnership acquired the propane assets of Moulton Gas Service, Inc., headquartered in Wapakoneta, OH. In December 2004, the Partnership acquired Star Gas Propane, L.P. (“Star Gas”) headquartered in Stamford, CT and the propane assets of Northwest Propane, Inc, headquartered in Holly, MI. In May 2005, the Partnership acquired the assets of three other retail propane companies, and in August 2005 the Partnership acquired the Stagecoach natural gas storage facility. The aggregate purchase price for these acquisitions, net of cash acquired was $810.1 million. The operating results for all the fiscal 2005 acquisitions are included in our consolidated results of operations from the dates of acquisition through September 30, 2005.

The purchase price of Star Gas approximated $489.7 million, net of cash acquired. In connection with this acquisition, on December 17, 2004, Inergy entered into a 364-day credit facility and borrowed $375.0 million

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

under this facility to partially fund the acquisition. This 364-day credit facility was repaid using the net proceeds from the private placement of $425 million of senior unsecured notes as further described in Note 4. Inergy also issued 3,568,139 Common Units to unrelated third parties to partially fund the acquisition.

Stagecoach is a natural gas storage facility with approximately 13.6 Bcf of working gas capacity. In addition to the approximate $205 million purchase price for the in-service Stagecoach facility, Inergy has purchased the rights to the Phase II expansion project of Stagecoach for $25 million through the issuance of 769,941 Special Units to the Company (see Note 12). The Phase II expansion is expected to add approximately 13 Bcf of additional working gas capacity.

The allocation of the total consideration for the Star Gas and Stagecoach acquisitions is as follows (in millions):

	Star Gas Propane	Stagecoach
Current assets, net of cash acquired	$54.6	$4.6
Property, plant and equipment	276.4	200.5
Intangible assets	98.5	5.0
Goodwill	111.9	22.7
Other assets	1.4	1.0
Current liabilities	(52.0)	(15.0)
Non-compete liabilities	(1.1)	0.0

	$489.7	$218.8

The purchase price allocation of Stagecoach has been prepared on a preliminary basis, and changes are expected when the appraisals are completed and additional information becomes available.

Intangible assets include $30.3 million of trademarks that are not subject to amortization. The weighted average amortization period of amortizable intangible assets acquired is approximately 15 years.

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Star Gas acquisition and the Stagecoach Natural Gas Facility had been completed as of October 1, 2004 and October 1, 2003, the beginning of the 2005 and 2004 fiscal years. Since both meet the criteria of a significant subsidiary. Pro forma information is not presented for other acquisitions as they do not qualify as significant subsidiaries. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense, customers’ account amortization expense and depreciation expense. These pro forma results are not necessarily indicative of the results for the periods presented, had the acquisitions actually occurred on October 1, 2004 and 2003 nor are they indicative of projected results for future periods.

	Year Ended September 30,
	2005	2004
	(in thousands, except per unit data)
Revenues	$1,136,333	$863,471
Net income	27,295	7,176
Limited partners’ interest in net income	27,295	7,176
Net income (loss) per limited partner unit:
Basic	$1.59	$0.57
Diluted	$1.59	$0.45

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Price Risk Management and Financial Instruments

Commodity Derivative Instruments and Price Risk Management

The Partnership, through its wholesale operations, sells propane and offers price risk management services to energy related businesses through a variety of financial and other instruments including forward contracts involving physical delivery of propane. In addition, the Partnership manages its own trading portfolio using forward physical and futures contracts and attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

The price risk management services offered to propane users, retailers and resellers, and other related businesses utilize a variety of financial and other instruments including forward contracts involving physical delivery of propane, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane, options and other contractual arrangements.

As discussed in Note 1, all of these financial instruments are accounted for under SFAS 133. The Partnership has entered into these derivative financial instruments to manage its exposure to fluctuations in commodity prices and to the variability of future cash flows. The effects of commodity price volatility have generally been mitigated by attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts and timing of performance.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments at September 30, 2005 and 2004 include fixed price payor for 12.9 million and 4.9 million barrels, respectively, and fixed price receiver for 14.6 million and 6.5 million barrels, respectively.

Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Fair Value

The fair value of all derivative instruments related to price risk management activities as of September 30, 2005 and 2004 was assets of $58.4 million and $23.0 million, respectively, and liabilities of $49.6 million and $29.6 million, respectively.

The net change in unrealized gains and losses related to all price risk management activities and propane based financial instruments for the years ended September 30, 2005, 2004 and 2003 of $24.1 million, $(1.2) million, and $0.8 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. The Partnership recognized a non-cash gain of $19.4 million on price risk management activities and propane based financial instruments for the year ended September 30, 2005, no similar gain was recognized in the years ended September 30, 2004 and 2003.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2005 and 2004 where settlement has not yet occurred (in thousands of dollars):

	Year Ended September 30, 2005	Year Ended September 30, 2004
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$(6,626)	$3,104
Initial recorded value of new contracts entered into during the period	1,881	2,723
Other unrealized gains and (losses) recognized	18,197	(13,148)
Less: realized gains and (losses) recognized	(4,668)	695

Net unrealized gains and (losses) in fair value of contracts outstanding at end of period	$8,784	$(6,626)

Of the outstanding unrealized gain (loss) as of September 30, 2005 and 2004, contracts with a maturity of less than one year totaled $8.8 million and $(6.6) million, respectively and contracts with a maturity of greater than one year were not significant in 2005. There were no contracts maturing in excess of fifteen months in 2005 and no contracts maturing in excess of one year in 2004.

During the years ended September 30, 2005, 2004, and 2003, the Partnership recognized a net loss of $0.8 million, $0.1 million, and $0.2 million, respectively, related to the ineffective portion of its fair value commodity hedging instruments and a net loss of $0.6 million, $1.0 million, and $0.5 million, respectively, related to the portion of the fair value commodity hedging instruments excluded from the assessment of hedge effectiveness. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS 133.

As of September 30, 2005, the total amount of deferred net gains recorded in other comprehensive income is expected to be reclassified to future earnings, contemporaneously with the related physical purchase or delivery of the underlying commodity. During the year ended September 30, 2005, there was no ineffectiveness related to cash flow hedges and no amounts were reclassified to earnings from other comprehensive income in connection with forecasted transactions that were no longer considered probable of occurring. The net gain deferred in other comprehensive income at September 30, 2005 is expected to be reclassified into earnings in the next twelve months. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

Market and Credit Risk

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. The Partnership monitors market risk through a variety of techniques, including daily reporting of the portfolio’s value to senior management. The Partnership provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. The Partnership attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2005 and 2004 are generally propane users, retailers and resellers, and energy marketers and dealers.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2005	2004
Inergy, L.P. credit agreement	$126,800	$132,153
Inergy, L.P. senior unsecured notes	423,352	—
Obligations under noncompetition agreements and notes to former owners of businesses acquired	9,579	5,446
Other	—	2
Inergy Holdings, L.P. bank facility	3,109	15,652
Inergy Holdings, L.P. term loan	25,000	—

	587,840	153,253
Less current portion	17,931	25,017

	$569,909	$128,236

On August 9, 2005, the Company entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan is August 9, 2008 and is collateralized by certain of our interests in Inergy, L.P. In addition, the Term Loan is guaranteed by IPCH Acquisition Corp. and New Inergy Propane, LLC. The proceeds from this loan were used to acquire 769,941 special units in Inergy, L.P. in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008 and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were between 5.48% and 5.59% at September 30, 2005 for all outstanding debt under the Bank Facility. The credit agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On April 28, 2005, the Company entered into a $69.0 million term loan with a bank. The maturity date of this term loan was December 31, 2005 and was collateralized by all of our interests in Inergy. In addition, this term loan was guaranteed by each of our wholly-owned subsidiaries. Borrowings under this term loan bore interest at our option at a floating rate equal to either the prime rate plus 1.50% or LIBOR (preadjusted for reserves) plus 2.50%. Borrowings under this term loan were used to refinance the August 30, 2004 credit agreement described below, to repurchase certain interests from our partners and to make distributions to our pre-initial public offering owners. On June 24, 2005 a portion of the proceeds from the Company’s initial public offering of 3,910,000 common units was used to repay all amounts borrowed under this term loan and this Term Loan was terminated.

Effective August 30, 2004, the Company executed a credit agreement with a bank. This credit agreement consisted of a $15 million term loan and a $5 million working capital revolver and had an original expiration of

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

August 30, 2009. The obligation under this credit agreement was secured by certain common units, senior subordinated units and junior subordinated units in Inergy, L.P. held by the Company and its wholly owned subsidiaries. This credit agreement was also guaranteed by IPCH Acquisition Corp. and New Inergy Propane, LLC. The interest rate was 4.17% at September 30, 2004. On April 28, 2005, the Company retired all outstanding indebtedness on this credit agreement using the proceeds from the Term Loan.

On December 17, 2004, Inergy, L.P. entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants substantially similar to Inergy, L.P.’s previous credit agreement. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the Credit Agreement is guaranteed by each of the Partnership’s domestic subsidiaries. The Partnership has the option to use up to $25.0 million of available borrowing capacity from its Acquisition Facility for working capital purposes.

The Partnership is required to reduce the principal outstanding on the revolving working capital line of credit to $5 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $5 million and $4 million of the outstanding balance at September 30, 2005 and 2004, respectively, have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2005, the balance outstanding under this credit agreement was $126.8 million, including $20 million under the Working Capital Facility. At September 30, 2004, borrowings under the previous credit facility were $132.2 million, including $26.4 million under the revolving working capital facility. The prime rate and LIBOR plus the applicable spreads were between 6.19% and 7.75% at September 30, 2005, and between 3.77% and 4.75% at September 30, 2004, for all outstanding debt under the respective credit agreements.

The Credit Agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Credit Agreement amounted to $276.2 million at September 30, 2005. Unused borrowings under the previous credit facility were $162.2 million at September 30, 2004.

On November 7, 2005, the Partnership amended the Credit Agreement with existing lenders to, among other changes, have the following impact to the credit provisions of the agreement:

•	Lowered the applicable margin in the leverage-based pricing grid;

•	Extended the maturity from December 17, 2009 to November 10, 2010;

•	Increased to $75.0 million the effective amount of working capital borrowings available through the utilization of the Acquisition Facility; and

•	Other terms, conditions, and covenants remained materially unchanged

In December 2004, the Partnership entered into a 364-day credit facility and borrowed $375.0 million under this facility. The borrowings under this facility were used to finance part of the Star Gas acquisition and related expenses. The 364-day credit facility was guaranteed by all of our domestic subsidiaries and was secured on an equal basis with its revolving credit facilities. The borrowings under this facility were permanently repaid with the net proceeds from our offering of senior unsecured notes and the 364-day facility was terminated. This resulted in the write-off of deferred financing costs associated with the 364-day facility of $5.5 million.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Senior Unsecured Notes

On December 22, 2004, the Partnership and its wholly-owned subsidiary, Inergy Finance Corp., completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “Senior Notes”). The Senior Notes contain covenants similar to the Credit Agreement. The net proceeds from the Senior Notes were used to repay all amounts drawn under the 364-day credit facility, with the $39.9 million balance of the net proceeds being applied to the Acquisition Facility.

The Senior Notes represent senior unsecured obligations and rank pari passu in right of payment with all of the Partnership’s other present and future senior indebtedness. The Senior Notes are jointly and severally guaranteed by all current domestic subsidiaries and have certain call features which allow the Partnership to redeem the Senior Notes at specified prices based on date redeemed.

Subsequently, on October 26, 2005, Inergy completed an offer to exchange its existing Senior Notes for $425 million of 6.875% senior notes due 2014 (the “Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

The Partnership is party to four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related Senior Notes and contain call provisions consistent with the underlying Senior Notes, require the counterparty to pay the Partnership an amount based on the stated fixed interest rate due every six months. In exchange, the Partnership is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The Partnership recognized an approximate $1.6 million decrease in the fair market value of the related Senior Notes at September 30, 2005 with a corresponding decrease in the fair value of its interest rate swaps, which are recorded in other long term liabilities.

Notes Payable and Other Obligations

Noninterest-bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between the Partnership and the sellers of retail propane companies acquired from fiscal years 1999 through 2005 with payments due through 2014 and imputed interest ranging from 6.0% to 10.0%. Noninterest-bearing obligations consist of $11.5 million and $6.9 million in total payments due under agreements, less unamortized discount based on imputed interest of $1.9 million and $1.4 million at September 30, 2005 and 2004, respectively.

The aggregate amounts of principal to be paid on the outstanding long-term debt during the next five years ending September 30 and thereafter are as follows, in thousands of dollars:

2006	$17,931
2007	2,175
2008	30,134
2009	923
2010	112,346
Thereafter	424,331

$587,840

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In June 2002, Inergy Propane entered into a note purchase agreement with a group of institutional lenders pursuant to which it issued $85.0 million aggregate principal amount of senior secured notes with a weighted average interest rate of 9.07% and a weighted average maturity of 5.9 years. The funds from a public unit offering by Inergy, together with net new borrowings under a then-existing revolving credit facility were used to repay in full $85.0 million aggregate principal amount of senior secured notes, plus interest expense related to a make whole premium charge of approximately $17.9 million in January 2004. All interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes. The interest expense related to the make whole premium charge of $17.9 million was recorded as a charge to earnings in the quarter ended March 31, 2004 together with the write-off of the $1.2 million deferred financing costs associated with the senior secured notes, partially offset by a $0.9 million gain from the cancellation of the interest rate swaps.

In August 2002, Inergy Propane entered into two interest rate swap agreements, each designed to hedge $10 million in underlying fixed rate senior secured notes, in order to manage interest rate risk exposure and reduce overall interest expense. In October 2002, Inergy Propane entered into three additional interest rate swap agreements each designed to hedge $5 million in underlying fixed rate senior secured notes. In January 2004, all interest rate swap agreements were cancelled in conjunction with the repayment of $85 million of senior secured notes.

5. Investments

The Company had investments in other marketable securities with a cost of $101,000 and $601,000 and a fair value of $300,000 and $645,000 at September 30, 2004 and 2003, respectively. The unrealized gain of $199,000 and $44,000 at September 30, 2004 and 2003, respectively, is reported as a component of partner’s capital. There were no investments in other marketable securities at September 30, 2005.

6. Leases

The Partnership has certain noncancelable operating leases, mainly for office space and vehicles, which expire at various times over the next ten years.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following, in thousands of dollars:

Year Ending September 30
2006	$5,751
2007	4,657
2008	3,590
2009	1,947
2010	802
Thereafter	1,829

Total minimum lease payments	$18,576

Rent expense for operating leases during 2005, 2004, and 2003 totaled $7.9 million, $4.5 million, and $2.8 million, respectively.

The Partnership has certain related party leases, discussed in Note 12, of real property payable to Pascal Enterprises and Robert A. Pascal. Robert A. Pascal is the sole shareholder of United Propane (now known as Bonavita, Inc.), Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

The provision for income taxes for the years ended September 30, 2005, 2004, and 2003 consists of the following, in thousands of dollars:

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$1,092	$1,380	$395
State	191	417	108

Total current	1,283	1,797	503
Deferred:
Federal	1,136	(509)	403
State	81	(112)	(37)

Total deferred	1,217	(621)	366

Provision for income taxes	$2,500	$1,176	$869

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2005, 2004 and 2003, relates to taxable income of the corporations as discussed in Note 1.

Deferred income taxes related to IPCHA, Wilson and Rolesville reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2005, September 30, 2004 and September 30, 2003 are as follows, in thousands of dollars:

	September 30,
	2005	2004	2003
Deferred tax assets:
NOL carryforward	$1,285	$1,728	$2,171

	1,285	1,728	2,171
Deferred tax liabilities:
Basis difference in stock of acquired company	(22,667)	(21,893)	(22,957)

	(22,667)	(21,893)	(22,957)

Net deferred tax liability	$(21,382)	$(20,165)	$(20,786)

The net operating loss carryforwards of $3.8 million fully expire by September 30, 2020.

8. Partners’ Capital

The partners of the Company receive a portion of the distributions earned. Distributions paid by the Company to its partners amounted to $63.4 million, $21.5 million and $4.7 million for the years ended September 30, 2005, 2004 and 2003 respectively. On September 3, 2004, the Company declared a distribution of $15.0 million to be distributed in the form of promissory notes to its partners in November 2004. The promissory notes, which mature on November 15, 2014, are due in installments of $375,000 and bear interest at the rate of 3% annually. These notes were paid off in July 2005. This distribution is reflected in the balance sheet as a promissory note distribution payable as of September 30, 2004.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Effective October 1, 2002, the Company received a cash contribution of $3.7 million in exchange for a 4% common percentage interest in the Company. The interest purchase agreement related to this purchase contained a redemption feature which could require the Company to redeem the interest upon the occurrence of certain limited events, at the amount contributed, subject to adjustment for distributions in excess of net income. These events are all within the control of the Company and, accordingly, the contribution has been reflected as members’ equity.

Effective March 31, 2003, NIP distributed 39,000 Inergy, L.P. senior subordinated units and 19,500 Inergy, L.P. junior subordinated units to Partners, which in turn distributed these units to the Company. The Company immediately distributed these units to a member in exchange for a 2% common membership percentage interest in the Company. The Company also has an option with this member to acquire a 1.2% common membership percentage interest in exchange for 75,000 Inergy, L.P. senior subordinated units and 37,500 Inergy, L.P. junior subordinated units. This option expired June 30, 2005.

Effective October 17, 2003, certain members of the Company redeemed 2.25% common membership percentage interests for $2.3 million.

Effective October 24, 2003, the Company received a cash contribution of $1.5 million in exchange for a 1.5% common membership percentage interest in the Company.

During November 2004, the Company received cash contributions of $5.6 million as a result of the exchange of employee options for membership interest agreements and the subsequent exercise of those agreements.

In April 2005, the Company exercised a call option to purchase a portion of a Partners’ interest for $3.0 million.

In June 2005, the Company issued 3,910,000 common units of Inergy Holdings, L.P. in its initial public offering for net proceeds of approximately $80.0 million.

9. Long-Term Incentive Plan

Inergy Holdings, L.P. Long-Term Incentive Plan

Our general partner sponsors the Inergy Holdings Long-Term Incentive Plan for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for the Company. The long-term incentive plan consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The long-term incentive plan limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. Through September 30, 2005, the Company has granted an aggregate of 675,000 unit options outstanding pursuant to the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of our general partner.

Restricted Units. A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. The Company has not granted restricted units under the long-term incentive plan. In the future, the compensation committee may determine to make grants of restricted units under the plan to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a Change in Control, as defined in the plan. Distributions made on restricted units may be subjected to the same vesting provisions as the

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

restricted unit. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Phantom Units. A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The Company has not granted phantom units under the long-term incentive plan. The compensation committee will determine the period over which phantom units granted to employees and members of our board will vest. The committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the phantom units will vest upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Unit Appreciation Rights. The long-term incentive plan permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in common units or, in the discretion of the compensation committee, in cash. The Company has not granted unit appreciation rights under our long-term incentive plan. In the future, the compensation committee may determine to make grants of unit appreciation rights under the plan to employees and members of our board of directors containing such terms as the committee determines. Unit appreciation rights will have an exercise price that may be greater or less than the fair market value of the common units on the date of grant, in the discretion of the compensation committee. In general, unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit appreciation rights will become exercisable upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or compensation committee provides otherwise.

Unit Options. The long-term incentive plan permits the grant of options covering common units. The compensation committee may make grants under the plan to employees, consultants and members of our board containing such terms as the committee determines. Unit options granted under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the compensation committee provides otherwise.

A summary of the Company’s unit option activity for the year ended September 30, 2005 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2004	—	—	—
Granted	$22.50-$33.45	$23.33	715,000
Exercised	—	—	—
Canceled	$22.50	$22.50	40,000

Outstanding at September 30, 2005	$22.50-$33.45	$23.40	675,000

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding options outstanding as of September 30, 2005 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contracted Life (years)	Weighted Average Exercise Price
$ 22.50–$ 33.45	675,000	9.7	$23.40

The weighted-average remaining contract life for options outstanding at September 30, 2005 is approximately 9.7 years. Pro forma information regarding net income and earnings per share, as required by SFAS No. 123, is included in Note 1. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee unit options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee unit options. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

2005
Weighted average fair value of options granted	$2.61
Expected volatility	0.167
Distribution yield	4.0%
Expected life of option in years	5
Risk-free interest rate	3.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected unit price volatility. Because Inergy’s employee unit options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee unit options.

Inergy, L.P. Long-Term Incentive Plan

The Partnership’s managing general partner sponsors the Partnership Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for the Partnership. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,735,100 Inergy Common Units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all unit options and restricted units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into Inergy Common Units as described in Note 17. The compensation committee of the managing general partner’s board of directors administers the plan.

Restricted Units

A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the compensation committee, cash equivalent to the value of a common unit. In general, restricted units granted to employees will vest three years from the date of grant and are subject to the vesting provisions described above in connection with the Subordination Period. In addition, the restricted units will become exercisable upon a change of control of the managing general partner or the Partnership.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The restricted units are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the Common Units. Therefore, plan participants will not pay any consideration for the Common Units they receive, and the Partnership will receive no remuneration for the units.

As of September 30, 2005, there were no restricted units issued under the long-term incentive plan.

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options will expire after 10 years and are subject to the vesting provisions described above in connection with the Subordination Period. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at September 30, 2005.

A summary of the Partnership’s unit option activity for the years ended September 30, 2005, 2004, and 2003, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2002	$1.92–$15.35	$11.60	996,464
Granted	$13.75–$20.13	$16.53	308,000
Exercised	—	—	—
Canceled	$10.00–$15.35	$10.54	227,400

Outstanding at September 30, 2003	$1.92–$20.13	$13.10	1,077,064
Granted	$20.96–$24.71	$23.11	84,000
Exercised	—	—	—
Canceled	$13.83–$15.35	$14.51	46,000

Outstanding at September 30, 2004	$1.92–$24.71	$13.79	1,115,064
Granted	$27.14–$31.32	$28.81	100,500
Exercised	—	—	—
Canceled	$10.00–$27.14	$16.81	103,000

Outstanding at September 30, 2005	$1.92–$31.32	$14.87	1,112,564

Information regarding options outstanding as of September 30, 2005 is as follows:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contracted Life (years)	Weighted Average Exercise Price
$ 1.92–$ 8.19	25,564	5.8	$2.37
$10.00–$11.00	475,500	5.7	10.81
$13.75–$16.90	391,000	7.1	15.20
$19.43–$24.14	125,000	8.1	21.09
$27.14–$31.32	95,500	9.5	28.90

	1,112,564	6.8	$14.87

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average remaining contract life for options outstanding at September 30, 2005 is approximately seven years. Pro forma information regarding net income and earnings per share, as required by SFAS No. 123, is included in Note 1. SFAS No. 123 requires the pro forma information be determined as if Inergy has accounted for its employee unit options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee unit options. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted average fair value of options granted	$1.36	$1.41	$1.97
Expected volatility	0.158	0.159	0.230
Distribution yield	7.0%	6.9%	7.5%
Expected life of option in years	5	5	5
Risk-free interest rate	3.5%	3.2%	3.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected unit price volatility. Because Inergy’s employee unit options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee unit options.

Inergy, L.P. Unit Purchase Plan

The Partnership’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase Inergy Common Units in market transactions from the Partnership, the general partners or any other person. All purchases made have been in market transactions, although the plan allows the Partnership to issue additional units. The Partnership has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of Inergy Common Units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in Inergy Common Units. Units purchased through the unit purchase plan by the Partnership and its employees for the fiscal years ended September 30, 2005, 2004, and 2003 were 10,496 units, 9,518 units, and 10,277 units, respectively.

10. Employee Benefit Plans

A 401(k) profit-sharing plan is available to all of the Partnership’s employees who have completed 30 days of service. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $14,000 in 2005. The plan provides for matching contributions by the Partnership for employees

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

completing one year of service of at least 1,000 hours. Aggregate matching contributions made by the Partnership were $1.2 million, $0.4 million, and $0.3 million in 2005, 2004, and 2003, respectively. For fiscal year 2005, the Partnership made contributions on behalf of its union employees to union sponsored defined benefit plans of $1.5 million. Contributions in 2004 and 2003 were not significant.

11. Commitments and Contingencies

The Partnership periodically enters into agreements to purchase fixed quantities of liquid propane and distillates at fixed prices with suppliers. At September 30, 2005, the total of these firm purchase commitments was approximately $169.8 million. The Partnership also enters into agreements to purchase quantities of liquid propane and distillates at variable prices with suppliers at future dates at the then prevailing market prices. At September 30, 2005, the quantity of these variable purchase commitments was approximately 70 million gallons.

At September 30, 2005, the Partnership was contingently liable for letters of credit outstanding totaling $22 million, which guarantees various transactions.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition or results of operations.

The Partnership utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

To the extent they have not already been paid, certain employees are entitled to receive up to $1.7 million in aggregate of bonus payments at the end of the subordination periods of the Junior and Senior Subordinated Units. As these amounts will only become due if the employees remain employed by the Partnership, no amount has been accrued at September 30, 2005.

12. Related Party Transactions

In connection with Inergy’s acquisition of assets from United Propane, Inc. on July 31, 2003, Inergy entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Inergy entered into five of these leases with United Propane, three of these leases with Pascal Enterprises, Inc. and two of these leases with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable by Inergy for up to two additional terms of five years each. During the initial term of these leases, Inergy is required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane, LLC entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility, on August 9, 2005 the Company entered into the Special Unit Purchase Agreement with Inergy. The

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Company purchased from Inergy 769,741 special units (the “Special Units”) for $25 million in cash using funds from a bank loan. These units are not entitled to current cash distributions, but are convertible to Inergy Common Units at a defined conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the Inergy Common Units ending August 8, 2005. Since Inergy, L.P. is consolidated in the financial statements of Inergy Holdings, L.P., the Inergy Special Units eliminate in consolidation and only the $25 million term loan is presented in the financial statements.

On August 9, 2005, the Company also entered into a separate Registration Rights Agreement with Inergy relating to the Special Units that allows for the registered resale of the units. Pursuant to the Registration Rights Agreement, Inergy has agreed to file a shelf registration statement for the resale of the Common Units issuable upon conversion of the Special Units within 180 days after the issue date of the Special Units and to use commercially reasonable efforts to cause the shelf registration statement to be declared effective by the SEC within 240 days after the issue date.

On occasion, the Company reimburses Inergy for expenses paid on our behalf. At September 30, 2005, Inergy has a receivable from the Company of $280,368.

13. Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations, which represents a change from retail and wholesale segments previously reported. The change was related to further diversification of the Company’s business profile and growth of the Company. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and provide marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas liquids, distribution of natural gas liquids, primarily from the Company’s Stagecoach business and NGL business. The Company’s President and Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on revenues and gross profit of each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment revenues and profits associated with propane sales and other services between the propane and midstream segments have been eliminated.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment and is specifically reviewed by the CODM. The Company does not report property, plant and equipment, purchases of property, plant, and equipment, intangible assets, and depreciation and amortization by segment to the CODM.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues, gross profit, identifiable assets, and goodwill for each of Company’s reportable segments are presented below, in thousands of dollars. Certain reclassifications have been made to the 2004 and 2003 segment reporting to conform to the 2005 presentation.

	Year Ended September 30, 2005
	Propane Sales Operations	Midstream Sales Operations	Intersegment Eliminations	Total
Retail propane revenues	$526,531	$—	$—	$526,531
Wholesale propane revenues	305,457	19,625	—	325,082
Storage, fractionation and other midstream revenues	—	77,007	—	77,007
Transportation revenues	11,145	—	—	11,145
Propane-related appliance sales revenues	11,260	—	—	11,260
Retail service revenues	14,770	—	—	14,770
Rental service and other revenues	12,360	—	—	12,360
Distillate revenues	71,981	—	—	71,981
Gross profit	307,077	18,836	—	325,913
Identifiable assets	196,295	20,968	—	217,263
Goodwill	233,885	22,711	—	256,596

	Year Ended September 30, 2004
	Propane Sales Operations	Midstream Sales Operations	Intersegment Eliminations	Total
Retail propane revenues	$196,312	$—	$—	$196,312
Wholesale propane revenues	226,183	8,707	—	234,890
Storage, fractionation and other midstream revenues	—	29,486	—	29,486
Transportation revenues	7,649	—	—	7,649
Propane-related appliance sales revenues	4,803	—	—	4,803
Retail service revenues	3,428	—	—	3,428
Rental service and other revenues	3,716	—	—	3,716
Distillate revenues	2,212	—	—	2,212
Gross profit	111,056	12,387	—	123,443
Identifiable assets	97,196	8,649	—	105,845
Goodwill	82,934	—	—	82,934

	Year Ended September 30, 2003
	Propane Sales Operations	Midstream Sales Operations	Intersegment Eliminations	Total
Retail propane revenues	$153,348	$—	$—	$153,348
Wholesale propane revenues	190,230	—	—	190,230
Storage, fractionation and other midstream revenues	—	—	—	—
Transportation revenues	9,087	—	—	9,087
Propane-related appliance sales revenues	3,495	—	—	3,495
Retail service revenues	1,902	—	—	1,902
Rental service and other revenues	2,793	—	—	2,793
Distillate revenues	2,510	—		2,510
Gross profit	96,355	—	—	96,355
Identifiable Assets	58,320	—	—	58,320
Goodwill	69,352	—	—	69,352

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below. The propane business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

	Quarter Ended
	December 31	March 31(a)	June 30	September 30(b)
	(In Thousands of Dollars, except per unit information)
Fiscal 2005
Revenues	$257,465	$414,428	$173,602	$204,641
Gross profit	64,688	136,513	50,604	74,108
Operating income (loss)	21,003	64,621	(15,411)	7,705
Net income (loss)	15,137	11,343	(4,830)	9,449
Net income (loss) per limited partner unit:(c) (d)
Basic	$1.06	$0.69	$(0.29)	$0.47
Diluted	$0.94	$0.69	$(0.29)	$0.47
Fiscal 2004
Revenues	$132,581	$178,068	$69,715	$102,132
Gross profit	37,117	50,320	16,987	19,019
Operating income (loss)	12,099	25,152	(8,640)	(7,645)
Net income (loss)	1,864	7,745	(1.197)	1,121
Net income (loss) per limited partner unit:(c) (d)
Basic	$0.13	$0.54	$(0.09)	$0.08
Diluted	$0.12	$0.48	$(0.09)	$0.07

(a)	For the quarter ended March 31, 2004 operating income reflects a make whole premium charge of $17.9 million, the write-off of deferred financing cost of $1.2 million, and a benefit of $0.9 million relating to swap value received upon the cancellation of outstanding interest rate swap agreements.
(b)	For the quarter ended September 30, 2005 gross profit reflects a non-cash gain associated with derivative contracts of $19.4 million which will reverse over the subsequent two quarters as the physical gallons are delivered to retail customers.
(c)	The accumulation of 2005 and 2004 basic and diluted net income (loss) per limited partner unit does not total the respective amounts for the fiscal years ended 2005 and 2004 due to changes in ownership percentages throughout the respective years.
(d)	The amounts are adjusted to give effect to the Conversion Transaction described in Note 1. When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic net income (loss) per limited partner unit was $1.03, $0.62 and $(0.27) for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, respectively.

15. Subsequent Events

On October 3, 2005, the Partnership acquired the assets of Atlas Gas Products, Inc.(“Atlas”), headquartered in Costonia, OH. Atlas delivers propane to approximately 7,000 customers from three retail locations.

On October 4, 2005, the Partnership acquired the assets of Dowdle Gas, Inc.(“Dowdle”), headquartered in Columbus, MS, effective October 1, 2005. Dowdle delivers in excess of 50 million gallons of retail propane to approximately 120,000 customers in Alabama, Florida, Georgia, Mississippi, and Tennessee from sixty-nine retail locations.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On October 14, 2005, the Partnership acquired the assets of Graeber Brothers, Inc.(“Graeber”), located in northern Mississippi, effective October 4, 2005. Graeber delivers retail propane to approximately 14,000 customers from six retail locations which are contiguous with the acquisition of Dowdle.

The total consideration paid for these acquisitions was approximately $165.0 million including working capital, assumed liabilities and acquisitions costs.

On November 14, 2005, the Company paid a quarterly distribution of $0.27, or $1.08 on an annualized basis to unitholders of record on November 7, 2005, with respect to the fourth fiscal quarter of 2005. In addition to the $0.27 distribution, the Company also paid $0.015 per unit to unitholders of record on November 7, 2005, representing a prorated quarterly distribution for the period of the third fiscal quarter ended June 30, 2005, which the Company was a public company.

16. Issuance of Subsidiary Units

In March 2003, Inergy issued 1,610,000 Common Units in a public offering, resulting in proceeds of $23.3 million, net of underwriter’s discounts, commissions, and offering expenses as well as a gain of approximately $2.2 million to the Company. Inergy Partners, LLC contributed $0.5 million in cash to the Partnership. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In June 2003, Inergy issued 5,302 Common Units in conjunction with the acquisition of Phillips Propane, Inc. This resulted in a gain of approximately $0.01 million to the Company. Inergy Partners, LLC contributed $2,000 in cash to the Partnership in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In July 2003, Inergy issued 1,779,812 Common Units and 508,518 senior subordinated units to the owner of United Propane, Inc. in conjunction with the acquisition of substantially all the propane assets of United Propane, Inc. This resulted in a gain of approximately $3.0 million to the Company. Inergy Partners, LLC contributed $0.9 million in cash to Inergy in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

In January 2004, Inergy issued 3,625,000 Common Units in a public offering, resulting in proceeds of $83.3 million, net of underwriter’s discounts, commissions, and offering expenses. This resulted in a gain of approximately $7.8 million to the Company. Inergy Partners, LLC contributed $1.8 million in cash to Inergy in conjunction with the issuance in order to maintain its 2% non-managing general partner interest. These funds were used to repay borrowings under Inergy’s Credit Agreement.

In August 2004, Inergy issued 1,300,000 Common Units to Tortoise Energy Infrastructure Corporation resulting in proceeds of $29.9 million, net of offering expenses. This resulted in a gain of approximately $2.6 million to the Company.

In December 2004, Inergy issued 3,568,139 Common Units to unrelated third parties resulting in proceeds of $91.0 million. These proceeds were used to partially fund the acquisition of Star Gas. This resulted in a gain of approximately $7.3 million to the Company.

Also in December 2004, Inergy issued 4,400,000 Common Units in a public offering, resulting in proceeds of $121.3 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement. This resulted in a gain of approximately $7.8 million to the Company.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In January 2005, the underwriters of Inergy’s December 2004 4,400,000 Common Unit offering exercised their over-allotment provision and Inergy, L.P. issued 660,000 Common Units in a follow-on offering, resulting in proceeds of approximately $17.9 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement. This resulted in a gain of approximately $0.9 million to the Company.

In September 2005, Inergy issued 6,500,000 Common Units in a public offering, resulting in proceeds of $180.4 million, net of underwriter’s discount, commission, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement. This resulted in a gain of approximately $8.7 million to the Company.

In October 2005, the underwriters of the September 2005 6,500,000 Common Unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 Common Units in a follow-on offering, resulting in proceeds of approximately $25.0 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement.

17. Distributions from Inergy, L.P.

The amended and restated Agreement of Limited Partnership of Inergy, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

The Partnership Agreement provides that during the Subordination Period (as defined below), the Partnership may issue up to 1,600,000 additional Common Units (excluding common units issued in connection with conversion of subordinated units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units. During 2003, the Partnership issued 246,372 of such Common Units, thus the Partnership currently retains the ability to issue 1,353,628 additional Common Units under this provision. The Partnership Agreement also provides that an unlimited number of partnership interests junior to the Common Units may be issued without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

Quarterly Distributions of Available Cash

The Partnership is expected to make quarterly cash distributions of all of its Available Cash, generally defined as income (loss) before income taxes plus depreciation and amortization, less maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.8% to the common and subordinated unitholders and 1.2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($0.30 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of subordinated units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and subordinated units will not accrue any arrearages with respect to distributions for any quarter.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after June 30, 2006 for the Senior Subordinated Units and June 30, 2008 for the Junior Subordinated Units in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. On August 13, 2004, 1,656,684 Senior Subordinated Units were converted to Common Units and on August 12, 2005, an additional 1,656,684 Senior Subordinated Units were converted. Prior to the end of the Subordination Period, 286,272 Junior Subordinated Units will convert to Common Units after June 30, 2006 and 286,272 Junior Subordinated Units will convert to Common Units after June 30, 2007, if distributions of Available Cash on the Common Units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. The Partnership made distributions to unitholders, including the non-managing general partner, amounting to $67.8 million, $37.4 million, and $25.2 million during the years ended September 30, 2005, 2004, and 2003, respectively, or $1.91, $1.60, and $1.45 per unit, respectively, for the periods to which these distributions relate.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by the Partnership in excess of $0.33 per unit in any quarter. In addition, the Company and its subsidiaries own 1,717,551 Common Units, 1,093,865 senior subordinated units and 975,924 junior subordinated units which on a combined basis approximate a 9.5% limited partner interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By	Inergy Holdings GP, LLC
(its general partner)

Dated: December 16, 2005	By	/S/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

December 16, 2005	/S/ JOHN J. SHERMAN
John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 16, 2005	/S/ R. BROOKS SHERMAN, JR.
R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 16, 2005	/S/ WARREN H. GFELLER
Warren H. Gfeller, Director

December 16, 2005	/S/ ARTHUR B. KRAUSE
Arthur B. Krause, Director

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2005	$1,078	$1,966	$87	$(775)	$2,356
2004	997	214	1,125	(1,258)	1,078
2003	927	719	96	(745)	997