Form 10-Q
period 2006-03-31
INERGY HOLDINGS, L.P.
filed 2006-05-10
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 0-32453

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The following units were outstanding at May 1, 2006:

                Common Units                     20,000,000

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets

Current assets:
Cash	$17,180	$9,586
Accounts receivable, less allowance for doubtful accounts of $2,699 and $2,356 at March 31, 2006 and September 30, 2005, respectively	145,728	94,876
Inventories	48,916	117,812
Prepaid expenses and other current assets	10,923	23,231
Assets from price risk management activities	4,947	58,356

Total current assets	227,694	303,861

Property, plant and equipment
Tanks and plant equipment	650,336	552,548
Land and buildings	169,699	155,335
Vehicles	83,619	66,223
Office furniture and equipment	18,770	17,055
Construction in Process	15,524	13,613

	937,948	804,774
Less accumulated depreciation	(101,504)	(72,756)

Property, plant and equipment, net	836,444	732,018

Intangible assets:
Customer accounts	161,000	161,000
Covenants not to compete	36,530	30,606
Trademarks	32,845	32,845
Deferred financing costs	23,170	20,749
Deferred acquisition costs	690	725

	254,235	245,925
Less accumulated amortization	(38,396)	(30,989)

Intangible assets, net	215,839	214,936

Goodwill	300,927	256,596

Other assets	4,015	2,907

Total assets	$1,584,919	$1,510,318

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In Thousands)

	March 31, 2006	September 30, 2005
	(Unaudited)
Liabilities and partners’ capital

Current liabilities:
Accounts payable	$83,762	$104,202
Accrued expenses	44,933	44,603
Customer deposits	28,488	68,567
Current portion of long-term debt	7,643	17,931
Liabilities from price risk management activities	4,547	49,572

Total current liabilities	169,373	284,875

Long-term debt, less current portion	717,207	569,909
Other long-term liabilities	14,669	11,966
Deferred income taxes	21,021	21,382
Interest of non-controlling partners in Inergy, L.P.	606,704	568,278

Partners’ capital
Common unitholders (20,000,000 units issued and outstanding as of March 31, 2006 and September 30, 2005, respectively)	55,782	53,178
Accumulated other comprehensive income	163	730

Total partners’ capital	55,945	53,908

Total liabilities and partners’ capital	$1,584,919	$1,510,318

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Propane	$377,044	$356,232	$744,328	$580,708
Other	87,757	58,196	170,739	91,185

	464,801	414,428	915,067	671,893
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	253,933	243,402	537,704	416,045
Other	59,631	34,513	113,652	54,647

	313,564	277,915	651,356	470,692

Gross profit	151,237	136,513	263,711	201,201
Expenses:
Operating and administrative	57,715	59,507	126,736	94,343
Depreciation and amortization	18,349	12,385	38,077	21,234

Operating income	75,173	64,621	98,898	85,624

Other income (expense):
Interest expense, net	(14,767)	(10,851)	(28,376)	(14,613)
Write-off of deferred financing costs	—	—	—	(6,990)
Gain (loss) on sale of property, plant and equipment	(332)	(73)	(720)	100
Finance charges	848	676	1,435	912
Other	335	97	413	156

Income before gain on issuance of units in Inergy, income taxes, and interest of non-controlling partners in Inergy’s net income	61,257	54,470	71,650	65,189

Gain on issuance of units in Inergy, L.P.	—	938	972	16,030
Provision for income taxes	(427)	(857)	(1,018)	(2,291)
Interest of non-controlling partners in Inergy, L.P.’s net income	(51,576)	(43,208)	(57,711)	(52,448)

Net income	$9,254	$11,343	$13,893	$26,480

Net income applicable to redeemable limited partners’ units	$—	$181	$—	$424

Net income applicable to limited partners’ units	$9,254	$11,162	$13,893	$26,056

Net income per limited partner:
Basic	$0.46	$0.70	$0.69	$1.71

Diluted	$0.46	$0.69	$0.69	$1.62

Weighted average limited partners’ units outstanding:
Basic	20,000	15,833	20,000	15,205

Diluted	20,173	16,090	20,199	16,090

See accompanying notes to the consolidated financial statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at September 30, 2005	$53,178	$730	$53,908
Contribution from employee unit plans	211		211
Distributions	(11,500)		(11,500)
Comprehensive income:
Net income	13,893		13,893
Unrealized loss on derivative instruments, net of reclassification adjustments of $(342)		(567)	(567)
Foreign currency translation			—

Comprehensive income			13,326

Balance at March 31, 2006	$55,782	$163	$55,945

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Operating activities
Net income	$13,893	$26,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,272	15,008
Amortization	8,805	6,226
Amortization of deferred financing costs	1,199	852
Unit based compensation charges	321	—
Write-off of deferred financing costs	—	6,990
Provision for doubtful accounts	1,033	1,145
(Gain) loss on disposal of property, plant and equipment	720	(100)
Gain on issuance of units in Inergy, L.P.	(972)	(16,030)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	57,711	52,448
Deferred income taxes	(361)	1,171
Net assets/(liabilities) from price risk management activities	2,960	(7,304)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(39,174)	(43,539)
Inventories	87,383	49,184
Prepaid expenses and other current assets	12,889	5,837
Other assets	(91)	—
Accounts payable	(39,707)	(4,851)
Accrued expenses	(2,069)	12,638
Customer deposits	(50,537)	(38,215)

Net cash provided by operating activities	83,275	67,940

Investing activities
Acquisitions, net of cash acquired	$(169,837)	$(574,949)
Purchases of property, plant and equipment	(14,167)	(20,865)
Deferred acquisition costs incurred	(287)	—
Proceeds from sale of property, plant and equipment	3,995	1,331

Net cash used in investing activities	(180,296)	(594,483)

	Six Months Ended March 31,
	2006	2005
Financing activities
Proceeds from issuance of long-term debt	$657,501	$1,312,270
Principal payments on long-term debt	(522,918)	(938,494)
Purchase of subordinated units in Inergy	—	(3,079)
Net proceeds from partners’ contributions	—	5,576
Net proceeds from issuance of Inergy common units	24,766	230,171
Distributions to non-controlling partners in Inergy, L.P.	(38,315)	(22,568)
Distributions	(11,500)	(9,576)
Payments for deferred financing cost	(4,901)	(23,486)

Net cash provided by financing activities	104,633	550,814

Effect of foreign exchange rate changes on cash	(18)	51

Net increase in cash	7,594	24,322
Cash at beginning of period	9,586	2,308

Cash at end of period	$17,180	$26,630

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,837	$5,644

Cash paid during the period for taxes	$402	$1,030

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$5,131	$6,055

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$3,726	$(2,746)

Unrealized investment holding gain	$—	$183

Partner notes payable issued in connection with the payment of distributions	$—	$15,000

Distributions declared to non-controlling partners in Inergy	$—	$14,545

Distributions declared to be paid subsequent to March 31, 2005	$—	$49,601

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$31,778	$71,316
Property, plant and equipment	124,247	318,151
Intangible assets	5,602	135,828
Goodwill	44,448	129,781
Other assets	732	1,359
Current liabilities	(31,839)	(75,431)
Non-compete liabilities	(5,131)	(6,055)

	$169,837	$574,949

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P. (“Holdings” or the “Company”), its wholly owned subsidiaries, Inergy Partners, LLC (“Partners”), New Inergy Propane, LLC (“NIP”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”), Wilson Oil Company of Johnston County, Inc. (“Wilson”), Rolesville Gas & Oil Company, Inc. (“Rolesville”) and its controlled subsidiary Inergy, L.P. (“Inergy” or the “Partnership”). IPCHA, Wilson and Rolesville are all subsidiaries created as a result of transactions with Inergy. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

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

As of March 31, 2006, Holdings owns an aggregate 10.4% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.1% general partnership interest and a 9.3% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

Nature of Operations

Inergy conducts all of the business activities of the consolidated group and is engaged in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast, and Southeast regions of the United States.

Basis of Presentation

The financial information contained herein as of March 31, 2006 and for the three-month and six-month periods ended March 31, 2006 and 2005 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2006 are not indicative of the results of operations that may be expected for the entire year.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

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

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Furthermore, Inergy has elected to use the special hedge accounting rules in SFAS 133 and hedge the fair value of certain of its inventory positions, whereby the hedge inventory is marked to market. Inventories purchased under energy contracts and not otherwise designated as being hedged are carried at the lower-of-cost or market.

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statement of cash flows.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales but are not included in cost of product sold. These amounts were $21.8 million and $14.3 million for the three months ended March 31, 2006 and 2005, and $41.4 million and $22.6 million for the six month periods ended March 31, 2006 and 2005, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are stated at the lower of cost or market determined by using the average-cost method unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market at March 31, 2006 and September 30, 2005 amount to $7.8 million and $85.8 million, respectively. Inventories for facility and midstream operations are stated at the lower of cost or market determined using the first-in-first out method.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consist of (in thousands):

	March 31, 2006	September 30, 2005
Propane gas and other liquids	$36,253	$110,085
Appliances, parts and supplies	12,663	7,727

	$48,916	$117,812

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification”.

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including covenants not to compete, customer accounts, trademarks, deferred financing costs and deferred acquisition costs. Covenants not to compete, customer accounts and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2-10
Deferred financing costs	1-10
Customer accounts	15
Trademarks	—

Trademarks have been assigned an indefinite economic life and are not being amortized. However, they are subject to an annual impairment evaluation.

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the effect of dilutive units granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive net income per limited partner unit for the three and six months ended March 31, 2006, and on a pro forma basis for the three and six months ended March 31, 2005, as if the conversion transaction had occurred at the beginning of the periods presented (in thousands, except per unit data):

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Numerator:
Net income	$9,254	$11,343	$13,893	$26,480
Less: Net income applicable to redeemable partners’ interest	—	181	—	424

Limited partners’ interest in net income – basic and diluted	$9,254	$11,162	$13,893	$26,056

Denominator:
Weighted average limited partners’ units outstanding	20,000	15,833	20,000	13,570
Effect of distributions in excess of earnings (1)	—	—	—	1,635

Weighted average limited partners’ units outstanding-basic	20,000	15,833	20,000	15,205
Effect of dilutive units	173	257	199	885

Weighted average limited partners’ units outstanding – dilutive	20,173	16,090	20,199	16,090

Net income per limited partner unit:
Basic	$0.46	$0.70	$0.69	$1.71

Diluted	$0.46	$0.69	$0.69	$1.62

(1)	Distributions during the six-months ended March 31, 2005 exceeded earnings by $32.7 million. In contemplation of a per share value of $20.00, an additional 1,635 units have been reflected in the pro forma per unit calculation. Distributions did not exceed earnings during the three and six months ended March 31, 2006.

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

Inergy GP, LLC sponsors the Inergy Holdings Long-Term Incentive Plan for the employees, directors, and consultants of the general partner and employees, directors, and consultants of the Company’s affiliates which perform services for the Company. The long-term incentive plan consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted restricted units, phantom units, or unit appreciation rights under the Inergy Holdings Long-Term Incentive Plan as of March 31, 2006. The long-term incentive plan limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. Through March 31, 2006, the Company has granted an aggregate of 675,000 unit options outstanding pursuant to the long-term incentive plan. The plan is administered by the compensation committee of the board of directors of the general partner.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted SFAS No. 123(R) on October 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of October 1, 2005. The compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date and was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after October 1, 2005 using the attribution method that was used under SFAS 123.

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the six months ended March 31, 2006 was $0.3 million. The implementation of SFAS 123(R) did not significantly impact earnings per share or cash flows from operations for the periods presented.

The following table illustrates the effect on net income and net income per limited partner unit as if the Company had applied the fair value recognition provision of SFAS No. 123(R) to unit-based employee compensation for the six months ended March 31, 2005. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in thousands, except per unit data).

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income applicable to limited partner units as reported	$11,162	$26,056
Deduct: Total unit-based employee compensation expense determined under fair value method of all awards	4	15

Pro forma net income	$11,158	$26,042

Pro forma net income per limited partner unit:
Basic – as reported	$0.70	$1.71

Basic – pro forma	$0.70	$1.71

Diluted – as reported	$0.69	$1.62

Diluted – pro forma	$0.69	$1.62

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options granted under the long-term incentive plan will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the compensation committee provide otherwise.

The weighted-average remaining contract life for options outstanding at March 31, 2006 is approximately ten years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the share options with remaining terms equal to the expected of the share options.

Expected volatility	.266
Distribution yield	3.6%
Expected life of option in years	5
Risk-free interest rate	4.58%

A summary of the Company’s unit option activity for the six months ended March 31, 2006 is as follows:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 30, 2005	675,000	$23.40
Granted	20,000	34.61
Exercised	—	—
Forfeited	(20,000)	(22.50)

Outstanding at March 31, 2006	675,000	$24.43	9.7

Exercisable at March 31, 2006	—	—

The weighted average grant-date fair value of options granted as of March 31, 2006 was $7.27. The aggregate intrinsic value of options outstanding at March 31, 2006 was $7.2 million. There were no options exercisable at March 31, 2006. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $35.09 on March 31, 2006, and the exercise price multiplied by the number of options outstanding.

As of March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans. That cost is expected to be recognized over a period of 4.7 years. There were no shares vested as of March 31, 2006.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inergy, L.P. Long-Term Incentive Plan

Inergy GP, LLC sponsors the Long-Term Incentive Plan for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,735,100 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the long-term incentive plan and are presented as grants in the table below, all units granted under the plan will vest no sooner than, and in the same proportion as, Senior Subordinated Units convert into common units.

Unit Options

Unit options issued under the long-term incentive plan will generally have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to the vesting provisions of the Subordination Period. In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after June 30, 2006 for the Senior Subordinated Units and June 30, 2008 for the Junior Subordinated Units in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the common units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. On August 13, 2004, 1,656,684 Senior Subordinated Units were converted. Prior to the end of the Subordination Period, 286,272 Junior Subordinated Units will convert to common units after June 30, 2006 and 286,272 Junior Subordinated Units will convert to common units after June 30, 2007, if distributions of Available Cash on the common units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to common units. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at March 31, 2006.

The weighted-average remaining contract life for options outstanding at March 31, 2006 is approximately seven years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the share options with remaining terms equal to the expected of the share options.

Expected volatility	.167
Distribution yield	8.17%
Expected life of option in years	5
Risk-free interest rate	4.6%

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of Inergy L.P.’s unit option activity for the six months ended March 31, 2006 is as follows:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 30, 2005	1,112,564	$14.87
Granted	6,500	26.36
Exercised	—	—
Forfeited	(20,000)	(19.43)

Outstanding at March 31, 2006	1,099,064	$14.85	6.8

Exercisable at March 31, 2006	—	—	—

The weighted average grant-date fair value of options granted as of March 31, 2006 was $1.56. The aggregate intrinsic value of options outstanding at March 31, 2006 was $13.1 million. There were no options exercisable at March 31, 2006. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $26.75 on March 31, 2006, and the exercise price multiplied by the number of options outstanding.

Restricted Units

A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. The compensation committee may make grants of restricted units to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a change in control of the managing general partner of Inergy. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Inergy intends the restricted units to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and Inergy will receive no cash remuneration for the units.

On March 20, 2006, the compensation committee granted 20,000 restricted units. These restricted units vest over a three year period beginning three years from the grant date, subject to the achievement of certain specified performance objectives. Failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Inergy’s common stock of $27.09 on the date of grant.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 7 for disclosures related to the Company’s propane and midstream segments.

Recently Issued Accounting Pronouncements

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

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

EITF 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company is evaluating the potential impact of EITF 04-13 and does not believe it will have a material effect on its financial position, results of operations and cash flows.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2006	September 30, 2005
Inergy, L.P. Credit agreement	$64,200	$126,800
Inergy, L.P. Senior unsecured notes	619,627	423,352
Inergy, L.P. Obligations under noncompetition agreements and notes to former owners of business acquired	12,164	9,579
Inergy Holdings, L.P. bank facility	3,859	3,109
Inergy Holdings, L.P. term loan	25,000	25,000

	724,850	587,840
Less current portion	7,643	17,931

	$717,207	$569,909

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the bank facility is July 22, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were 6.38% at March 31, 2006, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). At March 31, 2006 and September 30, 2005, the balance outstanding under the Credit Agreement included $14.2 million and $20 million, respectively, under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 6.61% and 8.25% at March 31, 2006, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $325.6 million and $276.2 million at March 31, 2006 and September 30, 2005, respectively.

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

During the quarter ending March 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the six months ended March 31, 2006, Inergy recognized an approximate $3.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $5.4 million at March 31, 2006.

At March 31, 2006, the Company was in compliance with all of its debt covenants.

Note 4 – Business Acquisitions

During the first week of October 2005, Inergy finalized three acquisitions including Atlas Gas Products, Inc., Dowdle Gas, and Graeber Brothers Inc. In January 2006, Inergy executed an agreement to purchase Propane Gas Service, Inc. located in South Windsor, CT. Additionally, on March 31, 2006, Inergy executed an agreement to purchase Delta Gas Company, which is located in Southern Florida. The aggregate purchase price for these acquisitions, net of cash acquired was $169.5 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis and changes may occur when additional information becomes available.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through March 31, 2006.

The purchase price allocation of Stagecoach has been prepared on a preliminary basis, and changes may occur when additional information becomes available.

Note 5 – Partner’s Capital

On November 14, 2005, a quarterly distribution of $0.27 per limited partner unit was paid to unitholders of record on November 7, 2005 with respect to the fourth fiscal quarter of 2005, which totaled $5.4 million. On February 14, 2006, a quarterly distribution of $0.29 per limited partner unit was paid to unitholders of record on February 7, 2006 with respect to the first fiscal quarter of 2006, which totaled $5.8 million. On April 26, 2006, Inergy Holdings, L.P. declared a distribution of $0.32 per limited partner unit to be paid on May 15, 2006 to unitholders of record on May 8, 2006 for a total distribution of $6.4 million with respect to its second fiscal quarter of 2006.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements to purchase fixed quantities of liquid propane and distillates at fixed prices with suppliers. At March 31, 2006, the total of these firm purchase commitments was approximately $68.5 million. Inergy also enters into agreements to purchase quantities of liquid propane and distillates at variable prices with suppliers at future dates at the then prevailing market prices.

At March 31, 2006, Inergy was contingently liable for letters of credit outstanding totaling $35.2 million, which guarantee various transactions.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connections with these proceedings that would have a significant financial impact on its consolidated financial condition or results of operations.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred when using certain assumptions followed in the insurance industry and based on past experience. Using these factors, during the quarter ended March 31, 2006, Inergy reduced its self-insurance reserve by $2.3 million.

To the extent they have not already been paid, certain employees of Inergy are entitled to receive up to $1.7 million in aggregate of bonus payments at the end of the subordination periods of Inergy’s Junior and Senior Subordinated Units. As these amounts will only become due if the employees remain employed by Inergy, no amount has been accrued at March 31, 2006.

Note 7 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas liquids for third parties, fractionation of natural gas liquids, processing of natural gas liquids, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three and six months ended March 31, 2006 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below. The March 31, 2005 segment disclosures have been restated to conform to the current period presentation.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following segment information is presented in thousands of dollars:

	Three Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$274,449	$—	$—	$274,449
Wholesale propane revenues	97,624	4,971	—	102,595
Storage, fractionation and other midstream revenues	—	36,558	(132)	36,426
Transportation revenues	2,174	—	—	2,174
Propane-related appliance sales revenues	5,176	—	—	5,176
Retail service revenues	4,139	—	—	4,139
Rental service and other revenues	5,000	—	—	5,000
Distillate revenues	34,842	—	—	34,842
Gross profit	140,833	10,404	—	151,237
Identifiable assets	182,398	12,233	—	194,631
Goodwill	277,831	23,096	—	300,927

	Three Months Ended March 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$245,143	$—	$—	$245,143
Wholesale propane revenues	102,597	8,492	—	111,089
Storage, fractionation and other midstream revenues	—	10,862	—	10,862
Transportation revenues	2,765	—	—	2,765
Propane-related appliance sales revenues	2,120	—	—	2,120
Retail service revenues	5,128	—	—	5,128
Rental service and other revenues	3,855	—	—	3,855
Distillate revenues	33,466	—	—	33,466
Gross profit	131,754	4,759	—	136,513
Identifiable assets	143,248	9,460	—	152,708
Goodwill	215,214	—	—	215,214

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$511,848	$—	$—	511,848
Wholesale propane revenues	222,276	10,204	—	232,480
Storage, fractionation and other midstream revenues	—	70,333	(311)	70,022
Transportation revenues	4,836	—	—	4,836
Propane-related appliance sales revenues	13,354	—	—	13,354
Retail service revenues	9,546	—	—	9,546
Rental service and other revenues	10,034	—	—	10,034
Distillate revenues	62,947	—	—	62,947
Gross profit	242,592	21,119	—	263,711
Identifiable assets	182,398	12,233	—	194,631
Goodwill	277,831	23,096	—	300,927

	Six Months Ended March 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$364,388	$—	$—	$364,388
Wholesale propane revenues	201,650	14,670	—	216,320
Storage, fractionation and other midstream revenues	—	22,276	—	22,276
Transportation revenues	5,273	—	—	5,273
Propane-related appliance sales revenues	4,361	—	—	4,361
Retail service revenues	8,256	—	—	8,256
Rental service and other revenues	6,158	—	—	6,158
Distillate revenues	44,861	—	—	44,861
Gross profit	193,320	7,881	—	201,201
Identifiable assets	143,248	9,460	—	152,708
Goodwill	215,214	—	—	215,214

Note 8 – Subsequent Events

On April 17, 2006, Inergy announced it has executed an agreement to purchase the assets of Homestead Gas Company, Inc. This combined with the acquisition of Delta Gas Company (see Note 4) added approximately 5,000 customers from three retail locations in the Miami, Homestead and Key Largo, FL areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy Holdings, L.P. for the fiscal year ended September 30, 2005.

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words “may”, “believes”, “expects”, “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that: (i) we believe our wholesale supply, marketing and distribution business complements our retail distribution business, (ii) we expect recovery of goodwill through future cash flows associated with acquisitions, and (iii) we believe that anticipated cash from operations and borrowings under our credit facility will be sufficient to meet our liquidity needs for the foreseeable future. Such forward-looking statements involves risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: weather in our area of operations; market price of propane; availability of financing; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in our Securities and Exchange Commission filings. For those statements, we claim the protections of the safe harbor for forward-looking statements contained in the Reform Act. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events.

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

Inergy is a rapidly growing retail and wholesale propane, supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL Fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy has grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through March 31, 2006, Inergy has acquired 55 companies, 53 propane companies and 2 midstream businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

In October 2005, Inergy acquired Atlas Gas Products, Dowdle Gas, Inc., and Graeber Brothers Inc. and in January 2006, Inergy purchased Propane Gas Service, Inc. On March 31, 2006, Inergy acquired Delta Gas Company. Acquisitions for the six months ended March 31, 2006 had a total purchase price of $169.5 million, net of cash acquired. The operating results for these entities are included in our consolidated results of operations from the dates of acquisition.

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

Because a substantial portion of Inergy’s propane is used in the weather-sensitive residential markets, the temperatures realized in its areas of operations, particularly during the six-month peak heating season, have a significant effect on its financial performance. As a result, operating income is highest during the period of October through March. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, Inergy uses information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of its operating regions. “Heating degree days” are a general indicator of weather impacting propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to its customers and has historically maintained or increased its gross margin per gallon in periods of rising costs.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent combined consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Our recognition of gain on issuance of units in Inergy. In accordance with Staff Accounting Bulletin No. 51, we recognize an increase in the value of our investment in Inergy when Inergy issues additional common units to third parties at a unit price that exceeds the current carrying value of our investment in Inergy common units. This gain is recognized as income in the period in which the sale to third parties occurs. Historically, Inergy has grown through acquisitions funded in part through the issuance of equity. Because we expect Inergy’s acquisition and related financing activity to continue for the foreseeable future, it is likely that we will continue to recognize gains as a result of future equity issuances by Inergy.

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by certain of our wholly owned corporate subsidiaries.

•	Interest of non-controlling partners in Inergy’s net (income) loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At March 31, 2006, we owned an approximate 9.3% limited partner interest in Inergy together with a 1.1% non-managing general partner interest; and the non-affiliated unitholders owned an 89.6% limited partner interest in Inergy.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the three months ending March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$464,801	$414,428	$50,373	12.2%
Cost of product sold	313,564	277,915	35,649	12.8%

Gross profit	151,237	136,513	14,724	10.8%
Operating and administrative expenses	57,715	59,507	(1,792)	(3.0)%
Depreciation and amortization	18,349	12,385	5,964	48.2%

Operating income	75,173	64,621	10,552	16.3%
Interest expense, net	(14,767)	(10,851)	(3,916)	36.1%
Loss on sale of property, plant and equipment	(332)	(73)	(259)	354.8%
Finance charges	848	676	172	25.4%
Other	335	97	238	245.4%

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy’s net income	61,257	54,470	6,787	12.5%
Gain on issuance of units in Inergy, L.P.	—	938	(938)	(100.0)%
Provision for income taxes	(427)	(857)	430	50.2%
Interest of non-controlling partners in Inergy, L.P.’s net income	(51,576)	(43,208)	(8,368)	19.4%

Net income	$9,254	$11,343	(2,089)	(18.4)%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ending March 31, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$274.4	$245.1	$29.3	12.0%	138.9	147.8	(8.9)	(6.0)%
Wholesale propane	102.6	111.1	(8.5)	(7.7)%	114.7	143.3	(28.6)	(20.0)%
Other retail	51.4	47.3	4.1	8.7%	—	—	—	—
Storage, fractionation, and midstream	36.4	10.9	25.5	233.9%	—	—	—	—

	464.8	414.4	50.4	12.2%	253.6	291.1	(37.5)	(12.9)%

Volume. During the three months ended March 31, 2006, we sold 138.9 million retail gallons of propane, a decrease of 8.9 million gallons or 6.0% over the 147.8 million retail gallons sold during the same three-month period in 2005. The decrease was principally due to the warmer weather experienced in the 2006 period combined with customer conservation as a result of higher propane cost. Weather was approximately 13% warmer in our comparable areas of operation in the three months ended March 31, 2006 as compared to the same period in 2005 and the average cost of propane increased approximately 19.1% in the 2006 period over the 2005 period. Offsetting these decreases was the acquisition-related volume increase of 26.1 million gallons from the October 2005 acquisition of Dowdle Gas, Inc. and the six other retail propane companies for which results are only included in the 2006 and 2005 periods subsequent to the acquisition. Wholesale gallons delivered during the three months ended March 31, 2006 were 114.7 million gallons, as compared to 143.3 million gallons during the same three-month period in 2005.

Revenues. Revenues for the three months ended March 31, 2006 were $464.8 million, an increase of $50.4 million, or 12.2%, from $414.4 million during the same three-month period in 2005.

Revenues from retail propane sales were $274.4 million for the three months ended March 31, 2006, an increase of $29.3 million, or 12.0%, from $245.1 million from the same three-month period in 2005. This increase was primarily the result of $51.5 million of sales related to acquisitions together with an increase of approximately $46.9 million due to higher selling prices of propane, which was driven by the higher cost per gallon of propane. These increases were partially offset by a $69.1 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $102.6 million for the three months ended March 31, 2006, a decrease of $8.5 million or 7.7%, from $111.1 million from the same three-month period in 2005. Approximately $29.7 million of this decline in revenues was a result of lower volume sales primarily due to the warmer weather experienced in the 2006 period. Offsetting this decrease were increases due to higher wholesale selling prices and acquisition-related volume. The higher selling price in our wholesale division resulted primarily from the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $51.4 million for the three months ended March 31, 2006, an increase of $4.1 million or 8.7% from $47.3 million during the same three-month period in 2005. This increase was primarily due to the recent acquisitions, which contributed approximately $3.1 million of this increase and the increased selling price of distillates, both partially offset by lesser volumes due to warmer weather and customer conservation.

Revenues from storage, fractionation and other midstream activities were $36.4 million for the three months ended March 31, 2006, an increase of $25.5 million or 233.9% from $10.9 million from the same three-month period in 2005. Approximately $12.4 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutene. Approximately $12.7 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the three months ended March 31, 2006 was $152.6 million, an increase of $18.9 million or 14.1%, from $133.7 million during the same three-month period in 2005. This increase resulted from an approximate $26.0 million increase in volume from acquisitions, an approximate $25.5 million increase attributable to the higher average cost of propane, and an approximate $3.1 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed below). These increases were partially offset by an approximate decline of $35.7 million in cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $3.1 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and the decrease in the market price of propane in the three-months ended March 31, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the three months ended March 31, 2006 was $101.3 million, a decrease of $8.4 million or 7.7%, from $109.7 million from the same three-month period in 2005. Approximately $29.5 million of this decrease was due to lower volumes experienced in our wholesale propane operations (as discussed above). Offsetting this decrease were increases due to a higher average cost of product and acquisition-related volume.

Other retail cost of product sold was $33.7 million for the three months ended March 31, 2006, an increase of $6.2 million from $27.5 million from the same three-month period in 2005. This increase was primarily due to the increased cost of distillates partially offset by lesser distillate volume sales.

Fractionation, storage, and other midstream cost of product sold was $26.0 million for the three months ended March 31, 2006, an increase of $19.0 million, or 271.4%, from $7.0 million from the same three-month period in 2005. Approximately $13.1 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations, and the balance was due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $17.2 million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $4.6 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $121.8 million for the three months ended March 31, 2006 compared to $111.5 million in the same three-month period in 2005, an increase of $10.3 million, or 9.2%. This increase was primarily attributable to higher retail gallons sold primarily as a result of acquisitions, which accounted for approximately $25.5 million of the increase, as well as an increase in margin per gallon, which resulted in an additional $21.4 million. The increase in margin per gallon was primarily the result of our ability to raise our selling prices in certain markets in excess of our increased cost of propane. These increases were partially offset by lower retail propane gross profit of approximately $33.5 million at our existing locations as a result of lower volume sales discussed above. Additionally, the increase was reduced by the $3.1 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $1.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively, resulting from lower volume sales due to the warmer weather experienced in the 2006 period offset by higher margins.

Other retail gross profit decreased $2.1 million, or 10.6%, to $17.7 million for the three months ended March 31, 2006 compared to $19.8 million in the same three-month period in 2005. This decrease was due primarily to lesser distillate volume sales and distillate gross profit per gallon partially offset by increased appliance and service gross profit from acquisitions.

Fractionation, storage, and other midstream gross profit was $10.4 million for the three months ended March 31, 2006 compared to $3.8 million in the same three-month period in 2005, an increase of $6.6 million, or 173.7%. This increase was due primarily to $7.3 million of acquisition-related volume, which was offset by a $0.7 million decrease due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses decreased to $57.7 million in the three months ended March 31, 2006 as compared to $59.5 million in the same three-month period in 2005. This decrease in operating and administrative expenses was primarily attributable to decreases in general operating expenses of $4.0 million, from insurance, professional services and facility costs, including a reduction in self-insurance reserves of $2.3 million. This decrease was partially offset by increases in personnel expenses of $0.6 million and increased vehicle costs of $1.6 million. The net decrease in operating expenses is partially the result of integration efficiencies realized in 2006 from fiscal 2005 acquisitions together with less variable costs as a result of the lesser volumes sold with these decreases exceeding the higher expenses from fiscal 2006 acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $18.3 million in the three months ended March 31, 2006 from $12.4 million during the same period in 2005, primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $14.8 million in the three months ended March 31, 2006 as compared to $10.9 million during the same period in 2005, primarily due to an increase in the average debt outstanding associated with acquisitions and higher average interest rates.

Gain on Issuance of Units in Inergy. As a result of issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value, our share of the net assets of Inergy increases. On January 4, 2005 Inergy issued 660,000 common units in a public offering resulting in net proceeds of $17.9 million. These issuances resulted in a gain of $0.9 million for the three months ended March 31, 2005. No such gain was recorded in the three months ended March 31, 2006.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes decreased to $0.4 million in the quarter ended March 31, 2006 from $0.9 million in the same three-month period in 2005. The provision for income taxes of $0.4 million in the three months ended March 31, 2006 was composed of $0.6 million of current income tax expense and $0.2 million of deferred income tax benefit. The 2005 provision for income taxes of $0.9 million was composed of $0.7 million of current income tax and $0.2 million of deferred income taxes.

Interest of non-controlling partners in Inergy’s net (income) loss. We recorded expense of $51.6 million in the three month period ended March 31, 2006 as compared to expense of $43.2 million in the same three month period of 2005 associated with the interests of non-controlling partners in Inergy. The increase of $8.4 million in expense is primarily the result of net income of Inergy increasing to $61.8 million in the three months ended March 31, 2006 compared to $55.0 million in the same period in 2005.

Net Income. Net income was $9.3 million for the three months ended March 31, 2006 compared to net income of $11.3 million for the same three-month period in 2005. The $2.0 million decrease in net income was primarily attributable to a $0.9 million decline in the gain on issuance of units in Inergy and an $8.4 million increase in expense related to the interest of non-controlling partners in Inergy’s net income. Offsetting these decreases was a $0.5 million decline in the provision for income taxes as well as a higher gross profit at Inergy in 2006.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the six months ending March 31, 2006 and 2005, respectively (in thousands):

	Six Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$915,067	$671,893	$243,174	36.2%
Cost of product sold	651,356	470,692	180,664	38.4%

Gross profit	263,711	201,201	62,510	31.1%
Operating and administrative expenses	126,736	94,343	32,393	34.3%
Depreciation and amortization	38,077	21,234	16,843	79.3%

Operating income	98,898	85,624	13,274	15.5%
Interest expense, net	(28,376)	(14,613)	(13,763)	94.2%
Write-off of deferred financing costs	—	(6,990)	6,990	100.0%
Gain (loss) on sale of property, plant and equipment	(720)	100	(820)	(820.0)%
Finance charges	1,435	912	523	57.3%
Other	413	156	257	164.7%

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy’s net income	71,650	65,189	6,461	9.9%
Gain on issuance of units in Inergy, L.P.	972	16,030	(15,058)	(93.9)%
Provision for income taxes	(1,018)	(2,291)	1,273	55.6%
Interest of non-controlling partners in Inergy, L.P.’s net income	(57,711)	(52,448)	(5,263)	10.0%

Net income	$13,893	$26,480	(12,587)	(47.5)%

The following table summarizes revenues, including associated volume of gallons sold, for the six months ending March 31, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$511.8	$364.4	$147.4	40.5%	263.9	221.1	42.8	19.4%
Wholesale propane	232.5	216.3	16.2	7.5%	242.2	268.6	(26.4)	(9.8)%
Other retail	100.7	68.9	31.8	46.2%	—	—	—	—
Storage, fractionation, and midstream	70.0	22.3	47.7	213.9%	—	—	—	—

Total	$915.0	$671.9	$243.1	36.2%	506.1	489.7	16.4	3.3%

Volume. During the six months ended March 31, 2006, we sold 263.9 million retail gallons of propane, an increase of 42.8 million gallons or 19.4% over the 221.1 million retail gallons sold during the same six-month period in 2005. The increase was principally due to the acquisitions of Star Gas Propane, L.P. and Dowdle Gas, Inc., as well as the impact from the seven other retail propane companies for which results are only included in the 2005 and 2006 periods subsequent to the date of acquisition. Acquisition-related volume accounted for approximately 83.0 million gallons of this increase. Offsetting the increase from acquisition-related volume was a decline in the volume sales at existing locations due to warmer weather in the 2006 period and customer conservation as a result of higher propane cost. Weather was approximately 5.7% warmer in our comparable areas of operations in the six months ended March 31, 2006 as compared to the same period in 2005 and the average cost of propane was approximately 17.6% higher in 2006 compared to 2005.

Wholesale gallons delivered during the six months ended March 31, 2006 were 242.2 million gallons, as compared to 268.6 million gallons during the same six-month period in 2005 with the decrease primarily weather-related.

Revenues. Revenues for the six months ended March 31, 2006 were $915.0 million, an increase of $243.1 million, or 36.2%, from $671.9 million during the same six-month period in 2005.

Revenues from retail propane sales were $511.8 million for the six months ended March 31, 2006, an increase of $147.4 million, or 40.5%, from $364.4 million from the same six-month period in 2005. This increase was primarily the result of $158.4 million of sales related to acquisitions together with an increase of approximately $64.3 million due to higher selling prices of propane, which was driven by higher cost per gallon of propane. These increases were partially offset by a $75.3 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $232.5 million for the six months ended March 31, 2006, an increase of $16.2 million or 7.5%, from $216.3 million from the same six-month period in 2005. Approximately $41.5 million of this increase was attributable to the higher selling price resulting from the higher cost of propane, and approximately $4.6 million was attributable to acquisition-related volume. Offsetting these increases was a $29.9 decline in volume sales in our existing operations primarily due to the warmer weather in the 2006 period.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $100.7 million for the six months ended March 31, 2006, an increase of $31.8 million or 46.2% from $68.9 million during the same six-month period in 2005. This increase was primarily due to the acquisition-related volumes, which contributed approximately $29.8 million of this increase.

Revenues from storage, fractionation and other midstream activities were $70.0 million for the six months ended March 31, 2006, an increase of $47.7 million or 213.9% from $22.3 million from the same six-month period in 2005. Approximately $26.1 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutene with the remainder of the increase resulting from the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the six months ended March 31, 2006 was $310.9 million, an increase of $108.3 million or 53.5%, from $202.6 million during the same six-month period in 2005. This increase resulted from an approximate $91.9 million increase in volume from acquisitions, an approximate $41.7 million increase attributable to the higher average cost of propane, and an approximate $19.2 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts, as discussed above. These increases were partially offset by an approximate $44.5 million decline in cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $19.2 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and a decrease in the market price of propane in the six-months ended March 31, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the six months ended March 31, 2005 was $226.8 million, an increase of $13.4 million or 6.3%, from $213.4 million from the same six-month period in 2005. This increase resulted from an approximate $38.1 million increase due to a higher average cost of product and an approximate $4.7 million increase from acquisition-related volume. These increases were partially offset by an approximate $29.4 million decline in cost of product sold as a result of lower volumes experienced in our wholesale propane areas of operations.

Other retail cost of product sold was $64.3 million for the six months ended March 31, 2006, an increase of $25.2 million from $39.1 million from the same six-month period in 2005. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $49.3 million for the six months ended March 31, 2006, an increase of $33.7 million, or 216.0%, from $15.6 million from the same six-month period in 2005. Approximately $26.0 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutene at the West Coast NGL operations, and the balance was due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $33.8 million and $18.5 million for the six months ended March 31, 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $7.6 million and $4.2 million for the six months ended March 31, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $201.0 million for the six months ended March 31, 2006 compared to $161.8 million in the same six-month period in 2005, an increase of $39.2 million, or 24.2%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions, which accounted for approximately $66.6 million of the increase. Also contributing $22.6 million to the increase was a higher margin per gallon, which resulted primarily from our ability to increase our selling prices in certain markets in excess of our increased cost of propane. These increases were partially offset by lower retail propane gross profit of approximately $30.8 million at our existing locations as a result of lower volume sales discussed above, as well as by the $19.2 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $5.6 million for the six months ended March 31, 2006 compared to $2.9 million in the same six-month period in 2005, an increase of $2.7 million or 93.1%. Approximately $3.4 million of this increase was a result of increased margin per gallon from our existing business. This increase was offset by the higher cost of goods sold attributable to acquisition-related volume increases.

Other retail gross profit was $36.7 million for the six months ended March 31, 2006 compared to $29.8 million in the same six-month period in 2005, an increase of $6.9 million or 23.2%. This increase was primarily acquisition-related from service, appliance and distillate gross profits.

Fractionation, storage, and other midstream gross profit was $20.7 million for the six months ended March 31, 2006 compared to $6.7 million in the same six-month period in 2005, an increase of $14.0 million, or 209.0%. Approximately $13.9 million of this increase was acquisition-related with the balance due to volume and margin increases in our existing business.

Operating and Administrative Expenses. Operating and administrative expenses increased to $126.7 million in the six months ended March 31, 2006 as compared to $94.3 million in the same six-month period in 2005. The higher operating and administrative expenses was primarily attributable to an increase in personnel expenses of $18.9 million, higher general operating expenses of $7.8 million, including insurance, professional services and facility costs, and increased vehicle costs of $5.7 million partially offset by integration efficiencies and lesser variable expenses as a result of lesser volumes at existing locations. These higher costs were driven primarily from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $38.1 million in the six months ended March 31, 2006 from $21.2 million during the same period in 2005 primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $28.4 million in the six months ended March 31, 2006 as compared to $14.6 million during the same period in 2005, primarily due to an increase in the average debt outstanding including the additional financing related to acquisitions and higher average interest rates.

Write-off of Deferred Financing Costs. A charge of $7.0 million was recorded in the six-month period ended March 31, 2005 as a result of the write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. No such charge was recorded in the six months ended March 31, 2006.

Gain on Issuance of Units in Inergy. As a result of issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value, our share of the net assets of Inergy increases. In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of $24.8 million. During the six months ended March 31, 2006, the Company recorded a gain of approximately $1.0 million relating to this follow-on offering of Inergy common units. During the six months ended March 31, 2005, Inergy issued additional common units in two separate transactions in connection with Inergy’s acquisition of Star Gas Propane. On December 17, 2004, Inergy issued 3,568,139 Inergy common units to unrelated third parties resulting in net proceeds of approximately $91 million and on December 22, 2004 Inergy issued 4,400,000 Inergy common units in a public offering resulting in net proceeds of $121.3 million. In addition, in January 2005, the underwriters of the December 2004 4,400,000 Common Unit offering exercised their over-allotment provision and Inergy issued 660,000 common units in a follow-on offering, resulting in net proceeds of approximately $17.9 million. All of the above funds were used to repay borrowings under our credit agreement. These issuances resulted in a gain of approximately $16.0 million for the six months ended March 31, 2005.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes decreased to $1.0 million in the six-month period ended March 31, 2006 from $2.3 million in the same six-month period in 2005. The provision for income taxes of $1.0 million in the six months ended March 31, 2006 was composed of $1.4 million of current income tax expense and $0.4 million of deferred income tax benefit. The 2005 provision for income taxes of $2.3 million was composed of $1.1 million of current income tax and $1.2 million of deferred income taxes.

Interest of non-controlling partners in Inergy’s net (income) loss. We recorded expense of $57.7 million in the six-month period ended March 31, 2006 as compared to expense of $52.4 million in the same six-month period of 2005 associated with the interests of non-controlling partners in Inergy. The increase of $5.3 million in expense is primarily the result of a $6.5 million increase in the net income of Inergy. Net income of Inergy was $72.5 million in the six months ended March 31, 2006 compared to $66.0 million in the same period in 2005.

Net Income. Net income was $13.9 million for the six months ended March 31, 2006 compared to net income of $26.5 for the same six-month period in 2005. The $12.6 million decrease in net income was primarily attributable to a $15.0 million decline in the gain on issuance of units in Inergy and a $5.3 million increase in expense related to the interest of non-controlling partners in Inergy’s net income. Offsetting these decreases was a $1.3 million decline in the provision for income taxes, as well as a higher gross profit at Inergy in 2006 being less than offset by the $19.2 million non-cash derivative charge discussed above, as well as increases in depreciation and amortization and interest expense. The increases in these expense related items were primarily attributable to acquisitions.

Liquidity and Sources of Capital

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

During the six months ended March 31, 2006, the Company’s consolidated cash position decreased $9.5 million from the six month period ended March 31, 2005 primarily as a result of larger cash inflows from financing activities in the period ended March 31, 2005 due to the issuance of long-term debt and proceeds from an equity offering, which was partially offset by payments on long-term debt.

Net operating cash inflows were $83.3 million and $67.9 million for the six month periods ending March 31, 2006 and 2005, respectively. The $15.4 million increase in operating cash flows was primarily attributable to the increase in net income and net changes in working capital balances.

Net investing cash outflows were $180.3 million and $594.5 million for the six month periods ending March 31, 2006 and 2005, respectively. Net cash outflows were primarily impacted by a $9.4 period to period decrease in capital expenditures and a $405.1 million decrease in cash outlays related to acquisitions.

Net financing cash inflows were $104.6 million and $550.8 million for the six month periods ending March 31, 2006 and 2005, respectively. Net cash inflows were primarily impacted by a $654.8 million period to period decrease in proceeds from issuance of long-term debt, a $205.4 million decrease in proceeds from the issuance of common units, a $15.7 increase in distributions to non-controlling partners in Inergy, L.P., a $1.9 million increase in distributions, and a $5.6 million decrease in net proceeds from partners’ contributions. Offsetting these decreases in cash inflows was a $415.6 million decrease in payments on long-term debt, an $18.6 million decrease in deferred financing cost payments, and a $3.0 million decrease in payments for the purchase of subordinated units in Inergy.

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.8 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under the credit agreement.

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed

The following table summarizes our long-term debt and operating lease obligations as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$60,583	$55,405	$81,368	$51,256	$109,838	$820,185
Future minimum lease payments under noncancelable operating leases	$4,871	$5,781	$4,497	$3,076	$1,905	$2,247
Standby letters of credit	$23,353	$10,983	$700	$—	$190	$—
Fixed price purchase commitments	$68,450	$—	$—	$—	$—	$—

(a)	$193.1 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 6.38% and 8.25% at March 31, 2006. These rates have been applied for each period presented in the table.

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

Description of Credit Facility

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were 6.38% at March 31, 2006, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.61% and 8.25% at March 31, 2006. At March 31, 2006, borrowings outstanding under the Credit Agreement were $64.2 million, including $14.2 million under the Working Capital Facility and $50 million borrowed under the Acquisition Facility for working capital purposes. Of the outstanding Credit Agreement balance of $64.2 million, $60 million is classified as long-term in the accompanying consolidated balance sheet as of March 31, 2006. In January 2006, Inergy issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers and used the net proceeds to repay outstanding indebtedness under the Acquisition Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2006, we had floating rate obligations totaling approximately $68.1 million for amounts borrowed under credit agreements and an additional $100 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

To manage interest rate risk exposure, during the quarter ending March 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent wit the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the six months ended March 31, 2006, Inergy recognized an approximate $3.7 million decrease in the fair market value of the related senior unsecured notes at March 31, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $5.4 million at March 31, 2006.

If the floating rate were to fluctuate by 100 basis points from March 2006 levels, our interest expense would change by a total of approximately $1.7 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

Inergy engages in hedging transactions, including various types of forward contracts, options, swaps and futures contracts, to reduce the effect of price volatility on our product costs, protect the value of our inventory positions, and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when it has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time which Inergy believes to be immaterial in amount. In addition to its ongoing policy to maintain a balanced position, for accounting purposes Inergy is required, on an ongoing basis, to track and report the market value of its purchase obligations and sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of March 31, 2006 and September 30, 2005 include fixed price payor for 3.5 million and 12.9 million barrels of propane, respectively, and fixed price receiver for 3.0 million and 14.6 million barrels of propane, respectively. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Inergy’s exposure to market or credit risks.

Fair Value

The fair value of the derivative financial instruments related to price risk management activities as of March 31, 2006 and September 30, 2005 was assets of $4.9 million and $58.4 million, respectively, and liabilities of $4.5 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of our energy contracts related to Inergy’s risk management activities for the six months ended March 31, 2006 and the same six-month period in 2005 where settlement has not yet occurred (in thousands):

	Six Months Ended March 31,
	2006	2005
Net unrealized gains and (losses) in fair value of contracts outstanding at beginning of period	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the period	—	1,881
Net change in inventory exchange contracts	(1,682)	(193)
Change in fair value of contracts attributable to market movement during the year	(3,472)	8,068
Realized (gains) recognized	(3,230)	(2,453)

Net unrealized gains in fair value of contracts outstanding at end of period	400	677

Of the outstanding unrealized gain as of March 31, 2006, nearly all contracts had a maturity of one year or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a nominal change in the market value of the contracts as there were approximately 0.2 million gallons of net unbalanced positions at March 31, 2006.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of March 31, 2006. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements of this Form 10Q is hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: May 10, 2006	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)