Form 10-K/A
period 2005-09-30
INERGY HOLDINGS, L.P.
filed 2006-05-19
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

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

INERGY HOLDINGS, L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

		Page
PART II

Item 6.	Selected Financial Data	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 8.	Financial Statements and Supplementary Data	22

PART IV

Item 15.	Exhibits and Financial Statement Schedules	23

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to reflect the deferral of the previously-recorded, non-cash gains on the limited partnership units of Inergy, L.P. we own in our audited financial statements for the fiscal years ended September 30, 2003, 2004, and 2005, based on the application of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 51 (“SAB 51”), “Accounting for Sales of Stock by a Subsidiary”, as discussed in Note 18 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.—Note 18. Restatements.”

After consultation with our independent accountants, we previously-recognized non-cash gains equal to the increase in the value of our investment in Inergy, L.P. when Inergy, L.P. issued additional common units to third parties at a unit price that exceeded the current carrying value of our investment in Inergy, L.P. These non-cash gains amounted to $24.8 million, $10.4 million and $5.2 million in fiscal years 2005, 2004 and 2003, respectively. The changes have no prior, current, or future impact on cash available for distributions to our unitholders.

SAB 51 permits a parent company to recognize a gain and adjust the carrying value of its ownership of a subsidiary when the subsidiary sells additional equity interests in a public or private offering, in certain circumstances. However, in light of clarification provided in a speech by SEC staff, gain recognition under SAB 51 does not apply when the subsidiary is a partnership that sells a class of equity securities that has distribution rights over any other class of equity interests. Accordingly, we will reflect the proceeds from issuance of Inergy, L.P. common units as a minority interest in our financial statements; and any gain that may be recognized will be recorded at such time as all Inergy, L.P. subordinated and special units have converted to common units.

This Amendment No. 1 on Form 10-K/A amends and restates only Item 6 “Selected Financial Data”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8 “Financial Statements and Supplementary Data” and Item 15 “Exhibits and Financial Statement Schedules” of the original Form 10-K. The remaining items are not amended hereby. Except for the foregoing amended information, the Form 10-K/A continues to describe conditions as of the date of the original Form 10-K and we have not updated the disclosure contained herein to reflect events that occurred subsequently. Accordingly, the Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments of those filings.

We are also filing contemporaneously with this Form 10-K/A, our amended quarterly reports on Form 10-Q/A for the quarterly periods ended December 31, 2005 and March 31, 2006.

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

We derived the data in the following table from, and it should be read together with and is qualified in its entirety by reference to, the historical consolidated financial statements and the accompanying notes included in this report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. Certain financial information presented below has been restated as further described in footnote 18 to the consolidated financial statements.

	Years Ended September 30,
	2005 Restated		2004 Restated		2003 Restated	2002 Restated	2001 Restated
	(in thousands except per unit data)
Revenues	$1,050,136		$482,496		$363,365	$208,700	$223,139
Cost of product sold (excluding depreciation and amortization as shown below)	724,223	(c)	359,053		267,010	134,999	182,582

Gross profit	325,913		123,443		96,355	73,701	40,557
Expenses:
Operating and administrative(a)	197,582		81,388		59,424	45,315	23,501
Depreciation and amortization	50,413		21,089		13,843	11,444	6,532

Operating income	77,918		20,966		23,088	16,942	10,524
Other income (expense):
Interest expense	(36,061)		(7,917)		(9,947)	(8,366)	(6,670)
Interest expense related to write-off of deferred financing costs	(7,585	)(d)	(1,216	)(e)	—	(585)	—
Interest expense related to make whole premium charge	—		(17,949	)(e)	—	—	—
Interest income related to swap value received	—		949	(e)	—	—	—
Gain (loss) on sale of property, plant and equipment	(679)		(203)		(91)	151	37
Finance charges	1,817		704		339	115	290
Other	251		117		86	140	168

Income (loss) before income taxes and interest of non-controlling partners in Inergy’s net income	35,661		(4,549)		13,475	8,397	4,349
Provision for income taxes	(501)		(201)		(442)	(367)	—
Interest of non-controlling partners in Inergy’s net (income) loss	(26,831)		4,827		(10,041)	(5,936)	1,298

Net income	$8,329		$77		$2,992	$2,094	$5,647

Net income applicable to partners’ common interest	$8,329		$77		$2,992	$2,094	$5,647

Net income per limited partner unit—
Basic	$0.49		$0.01		$0.24	$0.15	$0.35
Diluted	$0.48		$0.00		$0.19	$0.13	$0.35
Weighted average limited partner units outstanding—
Basic	17,140		12,550		12,373	13,789	16,090
Diluted	17,186		16,090		16,090	16,090	16,090

Balance Sheet Data (end of period):
Net property, plant and equipment	$727,443		$215,253		$157,201	$124,550	$70,043
Total assets	1,510,318		511,741		373,370	296,146	157,256
Total debt, including current portion	587,840		153,253		131,127	124,596	54,132
Partner’s capital (deficiency)(b)	(6,745)		(34,816)		2,227	389	3,210

Other Financial Data:
Net cash provided by operating activities	84,165		31,132		33,572	7,426	4,647
Net cash used in investing activities	(840,761)		(97,830)		(34,239)	(94,034)	(64,260)
Net cash provided by financing activities	763,806		63,052		4,217	85,211	62,014

(a)	The historical financial statements include non-cash charges related to amortization of deferred compensation of $234,000 for the year ended September 30, 2001.

(b)	We were formed as a Delaware limited liability company in November 1996. On April 28, 2005, Inergy Holdings, LLC converted from a Delaware limited liability company into a Delaware limited partnership and changed its name to Inergy Holdings, L.P.

(c)	Includes a $19.4 million non-cash gain on derivative financial instruments.

(d)	Reflects amounts recognized as expense in the year ended September 30, 2005, incurred in connection with the retirement of Inergy’s 364-day credit facility used to fund a portion of the Star Gas Propane Acquisition, and deferred financing costs written off with the retirement of Inergy’s previous credit facility.

(e)	Reflects amounts recognized in the year ended September 30, 2004 incurred in connection with the early repayment of $85.0 million of senior secured notes. Such amounts were related to the write-off of $1.2 million of deferred financing costs, a make whole premium charge of $17.9 million and $0.9 million gain from cancellation of the related interest rate swaps.

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

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $0.5 million in the year ended September 30, 2005 from $0.2 million in 2004. The provision for income taxes of $0.5 million in the year ended September 30, 2005 is composed of $1.3 million of current income tax and a deferred income tax benefit of $0.8 million. The 2004 provision for income taxes of $0.2 million is composed of $1.8 million of current income tax expense partially offset by $1.6 million of deferred income tax benefit.

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

Net Income. Net income increased to $8.3 million for the year ended September 30, 2005 from $0.1 million in 2004. The increase in net income was primarily attributable to increases in Inergy’s retail and wholesale gross profit, partially offset by increases in operating and administrative expenses, depreciation and amortization, and interest expense, all primarily the result of acquisitions, and by higher expenses reported for the interest in non-controlling partners in Inergy’s net income and the provision for income taxes.

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

Other retail cost of product was $7.1 million, a decrease of $0.9 million, from other retail cost of product of $8.0 million in fiscal 2004. This net decrease was the result of acquisition-related volume, offset by lower volume sales to existing customers.

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

Wholesale propane gross profit was $5.8 million in fiscal 2004 compared to $10.2 million in fiscal 2003, a decrease of $4.4 million or 43%. Approximately $5.7 million of this decrease was a result of decreased margin per gallon from Inergy’s existing business, offset by an increase of $1.3 million attributable to acquisition-related volume.

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

Provision for Income Taxes. Our provision for income taxes is primarily related to certain of our corporate subsidiaries. The 2004 provision for income taxes of $0.2 million is composed of $1.8 million of current income tax partially offset by a $1.6 million deferred income tax benefit. The 2003 provision for income taxes of $0.4 million is composed of $0.5 million of current income tax expense and $0.1 million of deferred income tax benefit.

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

Net Income (Loss). Net income in 2004 was $0.1 million compared to net income of $3.0 million in fiscal 2003. The decrease in net income was partially the result of an increase in operating expenses of $22.0 million and an increase in interest expense of $16.2 million, driven primarily by the increased interest expense resulting from the make whole premium charge discussed above. Also contributing was higher depreciation and amortization expenses which increased $7.3 million to $21.1 million in fiscal 2004 from $13.8 million in fiscal 2003. These factors contributing to lower net income were partially offset by an increase of $14.8 million in the interests in non-controlling partners in Inergy’s net (income) loss to $4.8 million in fiscal 2004 from $(10.0) million in fiscal 2003, as a result of Inergy reporting a net loss in 2004 versus net income in 2003, as well as higher gross profit.

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

Cash flows provided by operating activities of $84.2 million in fiscal 2005 consisted primarily of the following: net income of $8.3 million; net non-cash charges of $78.6 million relating to the interest of non-controlling partners in Inergy’s net income of $26.8 million, depreciation and amortization of $50.4 million, a $(10.0) million net change from price risk management activities, $7.6 million in write-offs of deferred financing costs related to the repayment of both our and Inergy’s previously existing credit agreements, $(0.8) million in deferred income taxes, and $4.6 million of other non-cash charges; and a decrease in cash flows of $2.7 million associated with the changes in operating assets and liabilities. Net cash used related to changes in operating assets and liabilities was primarily due to the increase in accounts receivable and inventories due to acquisition-related growth and the seasonal nature of the business and increased wholesale inventory volumes. These declines were partially offset by cash provided from an increase in customer deposits as a result of acquisition-related activity, an increase in accounts payable due to greater propane purchases due to increased size and an increase in accrued expenses due to acquisition-related growth.

Cash flows provided by operating activities of $31.1 million in fiscal 2004 consisted primarily of the following: net income of $0.1 million; net non-cash charges of $45.6 million principally relating to depreciation and amortization of $21.1 million, interest expense related to make whole premium charge of $17.9 million associated with the early repayment of Inergy’s senior secured notes, a net change from price risk management activities of $9.7 million, $(4.8) million of the interest of non-controlling partners in Inergy’s net loss and $1.7 million of other non-cash charges; and a decrease in cash flows of $14.6 million associated with the changes in operating assets and liabilities. The cash used related to changes in operating assets and liabilities was primarily due to an increase in propane inventory as a result of building inventory for the peak heating season and an increase in accounts receivable due to acquisition-related growth, the seasonal nature of the business and increased wholesale volumes, offset by an increase in accounts payable due to propane purchases.

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

On January 11, 2006, Inergy, L.P. and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed. In addition, on March 22, 2006, Inergy, L.P. and its wholly owned subsidiary, Inergy Finance Corporation, filed a registration statement on Form S-4 offering to exchange up to $200 million of the 8.25% senior unsecured notes due 2016 that have registered under the Securities Act of 1933 for an equal amount of the 8.25% senior unsecured notes due 2016 that have not been so registered. The registration statement on Form S-4 was declared effective by the SEC on April 12, 2006 and the exchange offer is currently ongoing.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included under Item 15 of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Financial Statements:

See Index Page for Financial Statements located on page 26.

2. Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3. Exhibits:

*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units(filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Inergy Holdings, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)***

*10.2	Credit Agreement by and between Inergy Holdings, LLC and Enterprise Bank & Trust dated as of August 30, 2004 (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1 (Registration No. 333-122466) filed on February 2, 2005)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report on Form 8-K filed on November 24, 2004)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Form of 6.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.11	Inergy, L.P. Employee Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Inergy, L.P.’s Registration Statement on Form S-1/A filed on July 2, 2001)***

*10.12	Amendment to Inergy, L.P. Employee Long-Term Incentive Plan, adopted April 4, 2003 (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Quarterly Report on Form 10-Q filed on May 12, 2003)***

*10.13	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.15	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.16	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.17	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.18	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.19	Credit Agreement among Inergy Holdings, LLC, the several parties thereto, Lehman Brothers and Lehman Commercial Paper, Inc., as syndication agent and administrative agent dated as of April 28, 2005 (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 13, 2005)

*10.20	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.21	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*14.1	Inergy Holdings’ Code of Business Ethics and Conduct (incorporated herein by reference to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

*21.1	List of subsidiaries of Inergy Holdings, L.P. (incorporated herein by reference to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

**	Filed herewith

***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

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

As described in Note 18, the consolidated balance sheets of the Company as of September 30, 2005 and 2004 and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended September 30, 2005 have been restated to eliminate gains previously recognized on the sale of partnership units.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

December 8, 2005, except for Note 18

as to which the date is May 18, 2006

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2005 Restated(1)	2004 Restated(1)
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$9,586	$2,308
Accounts receivable, less allowance for doubtful accounts of $2,356 and $1,078 at September 30, 2005 and 2004, respectively	94,876	49,441
Inventories	122,387	56,404
Prepaid expenses and other current assets	23,231	5,499
Assets from price risk management activities	58,356	23,015

Total current assets	308,436	136,667
Property, plant and equipment:
Land and buildings	156,823	20,246
Office furniture and equipment	18,088	10,173
Vehicles	68,783	32,719
Tanks and plant equipment	556,505	189,519

	800,199	252,657
Less accumulated depreciation	(72,756)	(37,404)

Property, plant and equipment, net	727,443	215,253
Intangible assets (Note 2):
Covenants not to compete	30,606	11,498
Deferred financing costs	20,749	5,500
Deferred acquisition costs	725	104
Trademarks	32,845	2,500
Customer accounts	161,000	74,154

	245,925	93,756
Less accumulated amortization	(30,989)	(17,398)

Intangible assets, net	214,936	76,358
Goodwill	256,596	82,934
Other assets	2,907	529

Total assets	$1,510,318	$511,741

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$104,202	$54,690
Accrued expenses	54,922	13,998
Customer deposits	68,567	15,977
Liabilities from price risk management activities	49,572	29,640
Current portion of long-term debt (Note 4)	17,931	25,017
Current portion of promissory notes	—	1,500

Total current liabilities	295,194	140,822

Long-term debt, less current portion (Note 4)	569,909	128,236
Long-term promissory notes	—	13,500
Other long-term liabilities	1,647	—
Deferred income taxes	17,215	17,998
Interest of non-controlling partners in Inergy, L.P	633,098	246,001

Partners’ capital (deficiency) (Note 8)
Common unitholders (20,000,000 and 12,550,000 units issued and outstanding as of September 30, 2005 and 2004, respectively)	(7,475)	(35,015)
Accumulated other comprehensive income	730	199

Total partners’ capital (deficiency)	(6,745)	(34,816)

Total liabilities and partners’ capital	$1,510,318	$511,741

(1)	See Note 18

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Unit Data)

	Year Ended September 30,
	2005 Restated(1)	2004 Restated(1)	2003 Restated(1)
Revenue:
Propane	$851,613	$431,202	$343,578
Other	198,523	51,294	19,787

	1,050,136	482,496	363,365
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	593,148	334,231	258,986
Other	131,075	24,822	8,024

	724,223	359,053	267,010
Gross profit	325,913	123,443	96,355
Expenses:
Operating and administrative	197,582	81,388	59,424
Depreciation and amortization	50,413	21,089	13,843

Operating income	77,918	20,966	23,088
Other income (expense):
Interest expense, net	(36,061)	(7,917)	(9,947)
Write-off of deferred financing costs	(7,585)	(1,216)	—
Make whole premium charge	—	(17,949)	—
Swap value received	—	949	—
Gain (loss) on sale of property, plant and equipment	(679)	(203)	(91)
Finance charges	1,817	704	339
Other	251	117	86

Income (loss) before income taxes and interest of non-controlling partners in Inergy, L.P.	35,661	(4,549)	13,475
Provision for income taxes	(501)	(201)	(442)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(26,831)	4,827	(10,041)

Net income	$8,329	$77	$2,992

Total limited partners’ interest in net income	$8,329	$77	$2,992

Net income per limited partner unit:(1)
Basic	$0.49	$0.01	$0.24

Diluted	$0.48	$0.00	$0.19

Weighted average limited partners’ units outstanding(2)
Basic	17,140	12,550	12,373

Diluted	17,186	16,090	16,090

(1)	See Note 18
(2)	Adjusted to give effect to the conversion transaction.

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(In Thousands)

	Partners’ Common Interest/ (Deficit) Restated(1)	Accumulated Other Comprehensive Income Restated(1)	Total Partners’ Capital/ (Deficiency) Restated(1)
Balance at September 30, 2002	$387	$2	$389
Distribution by the Company of Inergy, L.P. senior and junior subordinated units in exchange for a member’s common interest in the Company	(139)	—	(139)
Partners’ contributions	3,689	—	3,689
Partners’ distributions	(4,746)	—	(4,746)
Comprehensive income:
Net income	2,992	—	2,992
Unrealized gain on investments in marketable securities	—	42	42

Comprehensive income			3,034

Balance at September 30, 2003	2,183	44	2,227

Redemption of members’ interest	(2,250)	—	(2,250)
Partners’ contributions	1,500	—	1,500
Partners’ distributions	(36,525)	—	(36,525)
Comprehensive income:
Net income	77	—	77
Unrealized gain on investments in marketable securities	—	155	155

Comprehensive income			232

Balance at September 30, 2004	(35,015)	199	(34,816)

Net proceeds from issuance of Common Units	80,002	—	80,002
Redemption of Partner’s interest	(2,987)		(2,987)
Partner contributions	5,576	—	5,576
Partner distributions	(63,380)	—	(63,380)
Comprehensive income:
Net income	8,329	—	8,329
Unrealized gain on derivative instruments		730	730
Change in unrealized gain (loss) on investments in marketable securities		(199)	(199)

Comprehensive income			8,860

Balance at September 30, 2005	$(7,475)	$730	$(6,745)

(1)	See Note 18

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2005 Restated(1)	2004 Restated(1)	2003 Restated(1)
Operating activities
Net income	$8,329	$77	$2,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,328	15,325	9,856
Amortization	13,085	5,764	3,987
Amortization of deferred financing costs	1,947	1,686	1,506
Write-off of deferred financing costs	7,585	1,216	—
Provision for doubtful accounts	1,966	214	719
Make whole premium charge	—	17,949	—
(Gain) loss on disposal of property, plant and equipment	679	201	91
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	26,831	(4,827)	10,041
Deferred income taxes	(782)	(1,596)	(61)
Net price risk management activities	(10,008)	9,730	(7,757)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,722)	(23,157)	(7,420)
Inventories	(34,669)	(19,048)	7,038
Prepaid expenses and other current assets	(71)	(912)	(407)
Other assets	(219)	37	43
Accounts payable	19,378	24,603	6,998
Accrued expenses	13,997	(219)	2,981
Customer deposits	18,511	4,089	2,965

Net cash provided by operating activities	84,165	31,132	33,572

Investing activities
Acquisitions, net of cash acquired	(810,159)	(85,154)	(26,063)
Purchases of property, plant and equipment	(34,122)	(14,521)	(6,230)
Deferred acquisition costs incurred	(621)	(900)	(2,094)
Proceeds from sale of property, plant and equipment	4,141	2,245	720
Proceeds from sale of marketable securities		500
Purchase of marketable securities	—	—	(573)
Other	—	—	1

Net cash used in investing activities	(840,761)	(97,830)	(34,239)
Financing activities
Proceeds from issuance of long-term debt	$1,716,040	$388,467	$174,794
Principal payments on long-term debt	(1,302,686)	(367,644)	(172,989)
Deferred financing costs incurred	(24,284)	(235)	(821)
Payment of make whole premium charge	—	(17,949)	—
Purchase of subordinated units in Inergy, L.P.	(3,079)	(1,026)	(10)
Net proceeds from partners’ contributions	5,576	1,500	3,689
Net proceeds from issuance of Common Units	80,002	—	—
Net proceeds from issuance of Common Units of Inergy, L.P.	410,554	113,219	23,339
Redemption of partners’ interest	(2,987)	(2,250)	—
Distributions to non-controlling partners in Inergy, L.P.	(51,950)	(29,505)	(19,039)
Distributions	(63,380)	(21,525)	(4,746)

Net cash provided by financing activities	763,806	63,052	4,217

Effect of foreign exchange rate changes on cash	68	18	9

Net increase (decrease) in cash	7,278	(3,628)	3,559
Cash at beginning of year	2,308	5,936	2,377

Cash at end of year	$9,586	$2,308	$5,936

(1)	See Note 18

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Year Ended September 30,
	2005 Restated(1)	2004 Restated(1)	2003 Restated(1)
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$30,152	$6,257	$8,706

Cash paid during the year for taxes	1,655	996	732

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$7,881	$2,569	$1,953

Acquisitions through the issuances of Common Units and Senior Subordinated Units	—	—	45,100

Acquisition of retail propane companies through the assumption of seller debt	—	—	2,218

Increase (decrease) in the fair value of long-term debt and the related interest rate swap	(1,647)	(316)	556

Distributions declared to be paid subsequent to September 30, 2004	—	15,000	—

Change in unrealized investment holding gain	(199)	155	42

Distribution by the Company of Inergy subordinated units in exchange for a member’s common interest in the Company	—	—	1,065

Partner notes payable issued in connection with the payment of distributions	$15,000	$—	$—

Acquisitions, net of cash acquired:
Current assets	$76,655	$6,304	$3,687
Property, plant and equipment	520,215	60,503	37,089
Intangible assets	138,799	19,079	21,164
Goodwill	171,152	11,531	18,473
Other assets	2,359	—	—
Current liabilities	(91,140)	(9,694)	(5,079)
Non-compete liabilities	(7,881)	(2,569)	(1,953)
Long-term debt	—	—	(2,218)
Partner’s capital	—	—	(45,100)

	$810,159	$85,154	$26,063

(1)	See Note 18

See accompanying notes.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

1. Accounting Policies (Restated—See Note 18)

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

Inergy, L.P. and Subsidiaries

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

Inergy, L.P. and Subsidiaries

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

Interest of Non-controlling Partners in Inergy, L.P.

Cash investments by third parties are recorded as an increase in the interest of non-controlling partners in Inergy, L.P. in the consolidated balance sheets. There is no recognition of any gain at the dates cash investments are made as the third-party investors are entitled to a preferential return on their investments.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

	2005	2004	2003
Net income as reported	$8,329	$77	$2,992
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	123	37	36

Pro forma net income	$8,206	$40	$2,956

Net income per limited partner unit
Basic—as reported	$0.49	$0.01	$0.24
Diluted—as reported	$0.48	$0.00	$0.19
Pro forma net income per limited partner unit
Basic	$0.48	$0.00	$0.24
Diluted	$0.48	$0.00	$0.18

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

	Year Ended September 30,
	2005	2004	2003
Numerator:
Net income-basic and diluted	$8,329	$77	$2,992

Denominator:
Weighted average limited partners’ units outstanding—basic	17,140	12,550	12,373
Effect of dilutive unit options outstanding	46	3,540	3,717

Weighted average limited partners’ units outstanding—dilutive	17,186	16,090	16,090

Net income per limited partner unit(a)
Basic	$0.49	$0.01	$0.24

Diluted	$0.48	$0.00	$0.19

(a)	When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic and diluted net income per limited partner unit were $0.45 for the year ended September 30, 2005.

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

2. Acquisitions (Restated—See Note 18)

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

	Year Ended September 30,
	2005	2004
	(in thousands, except per unit data)
Revenues	$1,136,333	$863,471
Net income (loss)	4,525	(2,280)
Limited partners’ interest in net income	4,525	(2,280)
Net income (loss) per limited partner unit:
Basic	$0.26	$(0.18)
Diluted	$0.26	$(0.18)

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes (Restated—See Note 18)

The provision for income taxes for the years ended September 30, 2005, 2004, and 2003 consists of the following, in thousands of dollars:

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$1,092	$1,380	$395
State	191	417	108

Total current	1,283	1,797	503
Deferred:
Federal	(653)	(1,383)	20
State	(129)	(213)	(81)

Total deferred	(782)	(1,596)	(61)

Provision for income taxes	$501	$201	$442

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

Deferred income taxes related to IPCHA, Wilson and Rolesville reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2005, September 30, 2004 and September 30, 2003 are as follows, in thousands of dollars:

	September 30,
	2005	2004	2003
Deferred tax assets:
NOL carryforward	$1,285	$1,728	$2,171

	1,285	1,728	2,171
Deferred tax liabilities:
Basis difference in stock of acquired company	(18,500)	(19,726)	(21,765)

	(18,500)	(19,726)	(21,765)

Net deferred tax liability	$(17,215)	$(17,998)	$(19,594)

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

14. Quarterly Financial Data (Unaudited) (Restated—See Note 18)

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

	Quarter Ended
	December 31	March 31(a)	June 30	September 30(b)
	(In Thousands of Dollars, except per unit information)
Fiscal 2005
Revenues	$257,465	$414,428	$173,602	$204,641
Gross profit	64,688	136,513	50,604	74,108
Operating income (loss)	21,003	64,621	(15,411)	7,705
Net income (loss)	1,310	10,446	(4,824)	1,397
Net income (loss) per limited partner unit:(c) (d)
Basic	$0.09	$0.64	$(0.29)	$0.07
Diluted	$0.08	$0.64	$(0.29)	$0.07
Fiscal 2004
Revenues	$132,581	$178,068	$69,715	$102,132
Gross profit	37,117	50,320	16,987	19,019
Operating income (loss)	12,099	25,152	(8,640)	(7,645)
Net income (loss)	1,969	86	(836)	(1,142)
Net income (loss) per limited partner unit:(c) (d)
Basic	$0.14	$0.01	$(0.06)	$(0.08)
Diluted	$0.13	$0.01	$(0.06)	$(0.07)

(a)	For the quarter ended March 31, 2004 operating income reflects a make whole premium charge of $17.9 million, the write-off of deferred financing cost of $1.2 million, and a benefit of $0.9 million relating to swap value received upon the cancellation of outstanding interest rate swap agreements.
(b)	For the quarter ended September 30, 2005 gross profit reflects a non-cash gain associated with derivative contracts of $19.4 million which will reverse over the subsequent two quarters as the physical gallons are delivered to retail customers.
(c)	The accumulation of 2005 and 2004 basic and diluted net income (loss) per limited partner unit does not total the respective amounts for the fiscal years ended 2005 and 2004 due to changes in ownership percentages throughout the respective years.
(d)	The amounts are adjusted to give effect to the Conversion Transaction described in Note 1. When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic net income (loss) per limited partner unit was $0.09, $0.57 and $(0.27) for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, respectively.

15. Subsequent Events

On October 3, 2005, the Partnership acquired the assets of Atlas Gas Products, Inc. (“Atlas”), headquartered in Costonia, OH. Atlas delivers propane to approximately 7,000 customers from three retail locations.

On October 4, 2005, the Partnership acquired the assets of Dowdle Gas, Inc. (“Dowdle”), headquartered in Columbus, MS, effective October 1, 2005. Dowdle delivers in excess of 50 million gallons of retail propane to approximately 120,000 customers in Alabama, Florida, Georgia, Mississippi, and Tennessee from sixty-nine retail locations.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On October 14, 2005, the Partnership acquired the assets of Graeber Brothers, Inc. (“Graeber”), located in northern Mississippi, effective October 4, 2005. Graeber delivers retail propane to approximately 14,000 customers from six retail locations which are contiguous with the acquisition of Dowdle.

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

16. Issuance of Subsidiary Units (Restated—See note 18)

In March 2003, Inergy issued 1,610,000 Common Units in a public offering, resulting in proceeds of $23.3 million, net of underwriter’s discounts, commissions, and offering expenses. Inergy Partners, LLC contributed $0.5 million in cash to the Partnership. in conjunction with the issuance in order to maintain its 2% non-managing general partner interest.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

18. Restatements

On May 18, 2006, the Board of Directors of Inergy Holdings GP, LLC, the general partner of the Company, concluded that it will defer the previously recorded non-cash gains on the limited partnership units of Inergy it owns and restate its consolidated financial statements for the fiscal years ended September 30, 2005, 2004 and 2003 based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). The changes have no prior, current or future impact on the cash available for distributions to unitholders.

SAB 51 permits a parent company to recognize a gain and adjust the carrying value of its ownership of a subsidiary when the subsidiary sells additional equity interests in a public or private offering, in certain circumstances. However, in light of clarification provided in a speech by SEC staff, gain recognition under SAB 51 does not apply when the subsidiary is a partnership that sells a class of equity securities that has distribution rights over any other class of equity interests. Accordingly, the Company will reflect the proceeds from issuance of Inergy common units as a minority interest in its financial statements; and any gain that may be recognized will be recorded at such time as all Inergy subordinated and special units have converted to common units.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The restatement resulted in the following revisions to the consolidated financial statements presented herein as follows: (in thousands, except per unit amounts)

Consolidated Balance Sheets

	September 30,
	2005	2004
As Previously Reported
Liabilities and partners’ capital
Deferred income taxes	$21,382	$20,165
Interest of non-controlling partners in Inergy L.P.	568,278	205,951
Common unitholders	53,178	2,868
Total partners’ capital	$53,908	$3,067
Restated
Liabilities and partners’ capital
Deferred income taxes	$17,215	$17,998
Interest of non-controlling partners in Inergy L.P.	633,098	246,001
Common unitholders	(7,475)	(35,015)
Total partners’ capital (deficiency)	$(6,745)	$(34,816)

Consolidated Statements of Operations

	Year ended September 30,
	2005	2004	2003
As Previously Reported
Gain on issuance of units in Inergy, L.P.	$24,769	$10,431	$5,241
Provision for income taxes	(2,500)	(1,176)	(869)
Net income	31,099	9,533	7,806
Total limited partners’ interest in net income	$31,099	$9,533	$7,806
Net income per limited partner unit
Basic	$1.81	$0.76	$0.63
Diluted	$1.81	$0.59	$0.49

Restated
Gain on issuance of units in Inergy, L.P.	$—	$—	$—
Provision for income taxes	(501)	(201)	(442)
Net income	8,329	77	2,992
Total limited partners’ interest in net income	$8,329	$77	$2,992
Net income per limited partner unit
Basic	$0.49	$0.01	$0.24
Diluted	$0.48	$0.00	$0.19

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Partners’ Capital

	Partners’ Common Interest (Deficit)	Total Partners’ Capital (Deficiency)
As Previously Reported
Balance at September 30, 2002	$24,926	$24,928
Distribution by the Company of Inergy, L.P. senior and junior subordinated units in exchange for a member’s common interest in the Company	(1,065)	(1,065)
Net income	7,806	7,806
Comprehensive income		7,848
Balance at September 30, 2003	30,610	30,654
Net income	9,533	9,533
Comprehensive income		9,688
Balance at September 30, 2004	2,868	3,067
Net income	31,099	31,099
Comprehensive income		31,630
Balance at September 30, 2005	$53,178	$53,908

Restated
Balance at September 30, 2002	$387	$389
Distribution by the Company of Inergy, L.P. senior and junior subordinated units in exchange for a member’s common interest in the Company	(139)	(139)
Net income	2,992	2,992
Comprehensive income		3,034
Balance at September 30, 2003	2,183	2,227
Net income	77	77
Comprehensive income		232
Balance at September 30, 2004	(35,015)	(34,816)
Net income	8,329	8,329
Comprehensive income		8,860
Balance at September 30, 2005	$(7,475)	$(6,745)

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The restatement resulted in the following revisions to the notes to consolidated financial statements presented herein as follows: (in thousands, except per unit amounts)

Accounting Policies

Accounting for Unit-Based Compensation

	Year ended September 30,
	2005	2004	2003
As Previously Reported
Net income as reported	$31,099	$9,533	$7,806
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	123	37	36

Pro forma net income	$30,976	$9,496	$7,770

Net income per limited partner unit
Basic—as reported	$1.81	$0.76	$0.63
Diluted—as reported	$1.81	$0.59	$0.49
Pro forma net income per limited partner unit
Basic	$1.81	$0.76	$0.63
Diluted	$1.80	$0.59	$0.48

Restated
Net income as reported	$8,329	$77	$2,992
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	123	37	36

Pro forma net income	$8,206	$40	$2,956

Net income per limited partner unit
Basic—as reported	$0.49	$0.01	$0.24
Diluted—as reported	$0.48	$0.00	$0.19
Pro forma net income per limited partner unit
Basic	$0.48	$0.00	$0.24
Diluted	$0.48	$0.00	$0.18

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income per Unit

	Year ended September 30,
	2005	2004	2003
As Previously Reported
Numerator:
Net income—basic and diluted	$31,099	$9,533	$7,806
Denominator:
Weighted average limited partners’ units outstanding—basic	17,140	12,550	12,373
Effect of dilutive unit options outstanding	46	3,540	3,717

Weighted average limited partners’ units outstanding—diluted	17,186	16,090	16,090

Net income per limited partner unit (a)
Basic	$1.81	$0.76	$0.63
Diluted	$1.81	$0.59	$0.49

(a)     When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic and diluted net income per limited partner unit were $1.68 and $1.67, respectively, for the year ended September 30, 2005.

Restated
Numerator:
Net income—basic and diluted	$8,329	$77	$2,992
Denominator:
Weighted average limited partners’ units outstanding—basic	17,140	12,550	12,373
Effect of dilutive unit options outstanding	46	3,540	3,717

Weighted average limited partners’ units outstanding—diluted	17,186	16,090	16,090

Net income per limited partner unit
Basic	$0.49	$0.01	$0.24
Diluted	$0.48	$0.00	$0.19

Acquisitions

Pro forma data

	Year ended September 30,
	2005	2004
As Previously Reported
Net income	$27,295	$7,176

Limited partners’ interest in net income (loss)	$27,295	$7,176

Net income (loss) per limited partner unit
Basic	$1.59	$0.57
Diluted	$1.59	$0.45

Restated
Net income (loss)	$4,525	$(2,280)

Limited partners’ interest in net income (loss)	$4,525	$(2,280)

Net income (loss) per limited partner unit
Basic	$0.26	$(0.18)
Diluted	$0.26	$(0.18)

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

	Year ended September 30,
	2005	2004	2003
As Previously Reported
Deferred
Federal	$1,136	$(509)	$403
State	81	(112)	(37)

Total deferred	1,217	(621)	366

Provision for income taxes	$2,500	$1,176	$869

Restated
Deferred
Federal	$(653)	$(1,383)	$20
State	(129)	(213)	(81)

Total deferred	(782)	(1,596)	(61)

Provision for income taxes	$501	$201	$442

	Year ended September 30,
	2005	2004	2003
As Previously Reported
Deferred tax liabilities
Basis difference in stock of acquired company	$(22,667)	$(21,893)	$(22,957)

Net deferred tax liability	$(21,382)	$(20,165)	$(20,786)

Restated
Deferred tax liabilities
Basis difference in stock of acquired company	$(18,500)	$(19,726)	$(21,765)

Net deferred tax liability	$(17,215)	$(17,998)	$(19,594)

Inergy, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Quarterly Financial Data (unaudited)

	Quarter ended
	December 31,	March 31,	June 30,	September 30,
As Previously Reported
Fiscal 2005
Net income (loss)	$15,137	$11,343	$(4,830)	$9,449

Net income (loss) per limited partner unit
Basic	$1.06	$0.69	$(0.29)	$0.47
Diluted	$0.94	$0.69	$(0.29)	$0.47

Fiscal 2004
Net income (loss)	$1,864	$7,745	$(1,197)	$1,121

Net income (loss) per limited partner unit
Basic	$0.13	$0.54	$(0.09)	$0.08
Diluted	$0.12	$0.48	$(0.09)	$0.07

Restated
Fiscal 2005
Net income (loss)	$1,310	$10,446	$(4,824)	$1,397

Net income (loss) per limited partner unit
Basic	$0.09	$0.64	$(0.29)	$0.07
Diluted	$0.08	$0.64	$(0.29)	$0.07

Fiscal 2004
Net income (loss)	$1,969	$86	$(836)	$(1,142)

Net income (loss) per limited partner unit
Basic	$0.14	$0.01	$(0.06)	$(0.08)
Diluted	$0.13	$0.01	$(0.06)	$(0.07)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By	Inergy Holdings GP, LLC
(its general partner)

Dated: May 19, 2006	By	/S/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

May 19, 2006	/S/ JOHN J. SHERMAN
John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

May 19, 2006	/S/ R. BROOKS SHERMAN, JR.
R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 19, 2006	/S/ WARREN H. GFELLER
Warren H. Gfeller, Director

May 19, 2006	/S/ ARTHUR B. KRAUSE
Arthur B. Krause, Director

Richard T. O’Brien, Director

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2005	$1,078	$1,966	$87	$(775)	$2,356
2004	997	214	1,125	(1,258)	1,078
2003	927	719	96	(745)	997