Form 10-Q/A
period 2005-12-31
INERGY HOLDINGS, L.P.
filed 2006-05-19
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to reflect the deferral of the previously-recorded, non-cash gains on the limited partnership units of Inergy, L.P. we own in our audited financial statements for the fiscal years ended September 30, 2003, 2004, and 2005, as well as the unaudited interim financial statements for the three months ended December 31, 2005 based on the application of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 51 (“SAB 51”), “Accounting for Sales of Stock by a Subsidiary”, as discussed in Note 9 to the financial statements included in Part 1 Item 1.

After consultation with our independent accountants, we previously recognized non-cash gains equal to the increase in the value of our investment in Inergy, L.P. when Inergy, L.P. issued additional common units to third parties at a unit price that exceeded the current carrying value of our investment in Inergy, L.P. These non-cash gains amounted to $24.8 million, $10.4 million and $5.2 million in fiscal years 2005, 2004 and 2003, respectively, and $1.0 million in the three months ended December 31, 2005. The changes have no prior, current, or future impact on cash available for distributions to our unit holders.

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

We are also filing contemporaneously with this Form 10-Q/A, our amended Annual Report on Form 10-K/A for the fiscal year ended September 20, 2005.

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005 Restated (1)	September 30, 2005 Restated (1)
	(Unaudited)
	(In Thousands)
Assets
Current assets:
Cash	$26,633	$9,586
Accounts receivable, less allowance for doubtful accounts of $3,148 and $2,356 at December 31, 2005 and September 30, 2005, respectively	212,019	94,876
Inventories	95,732	117,812
Assets from price risk management activities	46,593	58,356
Prepaid expenses and other current assets	12,720	23,231

Total current assets	393,697	303,861

Property, plant and equipment:
Land and buildings	170,586	156,823
Office furniture and equipment	18,323	18,088
Vehicles	83,254	68,783
Tanks and plant equipment	652,719	561,080

	924,882	804,774
Less accumulated depreciation	(87,910)	(72,756)

Property, plant and equipment, net	836,972	732,018

Intangible assets:
Customer accounts	161,000	161,000
Covenants not to compete	35,699	30,606
Trademarks	32,845	32,845
Deferred financing costs	19,119	20,749
Deferred acquisition costs	516	725

	249,179	245,925
Less accumulated amortization	(33,390)	(30,989)

Intangible assets, net	215,789	214,936

Goodwill	294,646	256,596

Other	3,921	2,907

Total assets	$1,745,025	$1,510,318

(1)	See Note 9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2005 Restated (1)	September 30, 2005 Restated (1)
	(Unaudited)
	(In Thousands)
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$175,837	$104,202
Current portion of long-term debt	76,184	17,931
Customer deposits	60,351	68,567
Accrued expenses	46,205	44,603
Liabilities from price risk management activities	20,748	49,572

Total current liabilities	379,325	284,875

Long-term debt, less current portion	704,423	569,909
Other long-term liabilities	12,926	11,966
Deferred income taxes	16,922	17,215
Interest of non-controlling partners in Inergy, L.P.	640,562	633,098

Partners’ capital:
Common unitholders (20,000,000 units issued and outstanding as of December 31, 2005 and September 30, 2005, respectively)	(9,326)	(7,475)
Accumulated other comprehensive income	193	730

Total partners’ capital (deficiency)	(9,133)	(6,745)

Total liabilities and partners’ capital	$1,745,025	$1,510,318

(1)	See Note 9

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended December 31,
	2005 Restated (1)	2004 Restated (1)
Revenue:
Propane	$367,285	$224,476
Other	82,981	32,989

	450,266	257,465

Cost of product sold (excluding depreciation and amortization as shown below)
Propane	285,198	172,643
Other	52,594	20,134

	337,792	192,777

Gross profit	112,474	64,688
Expenses:
Operating and administrative	69,021	34,836
Depreciation and amortization	19,728	8,849

Operating income	23,725	21,003

Other income (expense):
Interest expense	(13,609)	(3,762)
Write-off of deferred financing costs	—	(6,990)
Gain (loss) on sale of property, plant and equipment	(388)	173
Finance charges	587	236
Other	78	59

Income before income taxes and interest of non-controlling partners in Inergy’s net income	10,393	10,719

Provision for income taxes	(513)	(169)
Interest of non-controlling partners in Inergy, L.P.’s net income	(6,135)	(9,240)

Net income	$3,745	$1,310

Net income applicable to redeemable limited partners’ units	$—	$21

Net income applicable to limited partners’ units	$3,745	$1,289

Net income per limited partner:
Basic	$0.19	$0.09

Diluted	$0.19	$0.08

Weighted average limited partners’ units outstanding:
Basic	20,000	14,320

Diluted	20,224	16,090

(1)	See Note 9

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Partners’ Common Interest (deficit) Restated (1)	Accumulated Other Comprehensive Income Restated (1)	Total Partners’ Capital (deficiency) Restated (1)
Balance at September 30, 2005	$(7,475)	$730	$(6,745)
Distributions	(5,700)	—	(5,700)
Contribution from employee unit plans	104	—	104
Comprehensive income:
Net income	3,745	—	3,745
Unrealized loss on derivative instruments	—	(537)	(537)

Comprehensive income			3,208

Balance at December 31, 2005	$(9,326)	$193	$(9,133)

(1)	See Note 9

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2005 Restated (1)	2004 Restated (1)
Operating activities
Net income	$3,745	$1,310
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,352	5,960
Amortization	4,376	2,889
Amortization of deferred financing costs	621	346
Write-off of deferred financing costs	—	6,990
Provision for doubtful accounts	903	186
Unit-based compensation charges	155	—
(Gain) loss on disposal of property, plant and equipment	388	(173)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	6,135	9,240
Deferred income taxes	(293)	(289)
Net liabilities from price risk management activities	(22,184)	(7,647)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(106,231)	(74,472)
Inventories	40,138	(20)
Prepaid expenses and other current assets	11,070	1,756
Other assets	(267)	105
Accounts payable	53,997	53,110
Accrued expenses	(511)	808
Customer deposits	(18,629)	(10,333)

Net cash used in operating activities	(11,235)	(10,234)

Investing activities
Acquisitions, net of cash acquired	$(155,975)	$(569,918)
Purchases of property, plant and equipment	(5,285)	(6,039)
Deferred financing and acquisition costs incurred	(113)	(21,838)
Proceeds from sale of property, plant and equipment	929	590

Net cash used in investing activities	(160,444)	(597,205)

(1)	See Note 9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

(unaudited)

	Three Months Ended December 31,
	2005 Restated (1)	2004 Restated (1)
Financing activities
Proceeds from issuance of long-term debt	$335,470	$1,240,548
Principal payments on long-term debt	(146,058)	(816,209)
Deferred financing costs incurred	(850)	—
Net proceeds from partners’ contributions	—	5,576
Net proceeds from issuance of Inergy common units	24,853	212,274
Distributions to non-controlling partners in Inergy, L.P.	(18,975)	(8,742)
Distributions	(5,700)	(7,176)

Net cash provided by financing activities	188,740	626,271

Effect of foreign exchange rate changes on cash	(14)	66

Net increase in cash	17,047	18,898
Cash at beginning of period	9,586	2,308

Cash at end of period	$26,633	$21,206

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,852	$2,932

Cash paid during the year for taxes	$129	$10

Additions to covenants not to compete through the issuance of noncompete obligations	$4,314	$6,055

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$1,468	$—

Partner notes payable issued in connection with the payment of distributions	$—	$15,000

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$30,429	$71,316
Property, plant and equipment	116,340	318,151
Intangible assets	4,770	135,828
Goodwill	38,167	124,300
Other assets	732	1,359
Current liabilities	(30,149)	(74,981)
Non-compete liabilities	(4,314)	(6,055)

	$155,975	$569,918

(1)	See Note 9

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

Note 2 – Accounting Policies (Restated, See Note 9)

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

	Three Months Ended December 31,
	2005	2004
		(Pro-forma)
Numerator:
Net income	$3,745	$1,310
Less: Net income applicable to redeemable partners’ interest	—	21

Limited partners’ interest in net income – basic and diluted	$3,745	$1,289

Denominator:
Weighted average limited partners’ units outstanding-basic(1)	20,000	14,320
Effect of dilutive units	224	1,770

Weighted average limited partners’ units outstanding – dilutive	20,224	16,090

Net income per limited partner unit:
Basic	$0.19	$0.09

Diluted	$0.19	$0.08

(1)	As of December 31, 2004, 597 redeemable partner units were outstanding and included in limited partner units.

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

Three Months Ended December 31, 2004
(in thousands, except per unit data)
Net income applicable to limited partners’ units as reported	$1,289
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	11

Pro forma net income	$1,278

Pro forma net income per limited partner unit:
Basic – as reported	$0.09

Basic – pro forma	$0.09

Diluted – as reported	$0.08

Diluted – pro forma	$0.08

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

Note 9 – Restatements

On May 18, 2006, the Board of Directors of Inergy Holdings GP, LLC, the general partner of the Company, concluded that it will defer the previously recorded non-cash gains on the limited partnership units of Inergy it owns and restate its consolidated financial statements for the fiscal year ended September 30, 2005 and its unaudited interim statements for the quarters ended December 31, 2005 and 2004 based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). The changes have no prior, current or future impact on the cash available for distributions to unitholders.

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

The restatement resulted in the following revisions to the financial statements and related note disclosures: (in thousands, except per unit data)

Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
	(Unaudited)
As Previously Reported
Liabilities and partners’ capital
Deferred income taxes	$21,167	$21,382
Interest of non-controlling partners in Inergy L.P.	574,769	568,278
Common unitholders	52,222	53,178
Total partners’ capital	52,415	53,908
Restated
Liabilities and partners’ capital
Deferred income taxes	$16,922	$17,215
Interest of non-controlling partners in Inergy L.P.	640,562	633,098
Common unitholders	(9,326)	(7,475)
Total partners’ capital (deficiency)	$(9,133)	$(6,745)

Consolidated Statements of Operations

	Three Months Ended December 31,
	2005	2004
As Previously Reported
Gain on issuance of units in Inergy, L.P.	$972	$15,092
Provision for income taxes	(591)	(1,434)
Net income	4,639	15,137
Net income applicable to redeemable limited partners’ units	—	631
Total limited partners’ interest in net income	4,639	14,506
Net income per limited partner unit
Basic	$0.23	$1.06
Diluted	$0.23	$0.94
Restated
Gain on issuance of units in Inergy, L.P.	—	—
Provision for income taxes	(513)	(169)
Net income	3,745	1,310
Net income applicable to redeemable limited partners’ units	—	21
Total limited partners’ interest in net income	$3,745	$1,289
Net income per limited partner unit
Basic	$0.19	$0.09
Diluted	$0.19	$0.08

Consolidated Statements of Partners’ Capital

	Partners’ Common Interest (deficit)	Total Partners’ Capital (deficiency)
As Previously Reported
Balance at September 30. 2005	$53,178	$53,908
Net income	4,639	4,639
Comprehensive income		4,102
Balance at December 31, 2005	52,222	52,415
Restated
Balance at September 30. 2005	$(7,475)	$(6,745)
Net income	3,745	3,745
Comprehensive income		3,208
Balance at December 31, 2005	(9,326)	(9,133)

The restatement resulted in the following revisions to the notes to consolidated financial statements presented herein as follows: (in thousands, except per unit data)

Accounting Policies

Accounting for Unit-Based Compensation

Three Months Ended December 31, 2004
As Previously Reported
Net income applicable to limited partners’ units	$15,157
Pro forma net income	$15,126
Pro forma net income per limited partner unit:
Basic – as reported	$1.06
Basic – pro forma	$1.06
Diluted – as reported	$0.94
Diluted – pro forma	$0.94
Restated
Net income applicable to limited partners’ units	$1,289
Pro forma net income	$1,289
Pro forma net income per limited partner unit:
Basic – as reported	$0.09
Basic – pro forma	$0.09
Diluted – as reported	$0.08
Diluted – pro forma	$0.08

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

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $0.5 million in the period ended December 31, 2005 from $0.2 million in the same three-month period in 2004. The provision for income taxes of $0.5 million in the three months ended December 31, 2005 was composed of $0.8 million of current income tax expense and $0.3 million of deferred income tax benefit. The 2004 provision for income taxes of $0.2 million was composed of $0.5 million of current income tax and $0.3 million of deferred income tax benefit.

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

Net Income (loss). Net income was $3.7 million for the three months ended December 31, 2005 compared to net income of $1.3 million for the same three-month period in 2004. The $2.4 million increase in net income was primarily attributable to higher gross profit at Inergy in addition to a $3.1 million decline in expense related to the interest of non-controlling partners in Inergy’s net income. This was offset by increases in operating and administrative expenses, depreciation and amortization, interest expense and the provision for income taxes. These increases in expense related items were primarily attributable to acquisitions.

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

Cash flows used in operating activities of $11.2 million for the three months ended December 31, 2005 consisted primarily of the following: net income of $3.7 million; net non-cash charges of $5.5 million, including the interest of non-controlling partners in Inergy’s net income of $6.1 million, depreciation and amortization of $19.7 million, net changes of $(22.2) million in price risk management activities due to a $16.1 million non-cash charge from derivative contracts associated with retail propane fixed price sales, and $1.9 million of other non-cash charges; offset by a decrease in cash flows of $20.4 million relating to changes in operating assets and liabilities. Net cash used relating to changes in operating assets and liabilities was primarily due to an increase in accounts receivable due to the seasonal nature of the business, offset by a decrease in inventory due to price per gallon decreases as well as utilization of inventory due to the seasonal nature of the business. Cash flows used in operating activities of $10.2 million in the same three-month period in 2004 consisted primarily of the following: net income of $1.3 million, net non-cash charges of $17.5 million relating to the interest of non-controlling partners in Inergy’s net income of $9.2 million, depreciation and amortization of $8.8 million, $7.0 million in write-offs of deferred financing costs related to the repayment of Inergy’s previously existing credit agreement and the 364-day credit facility, net changes of $(7.6) million in price risk management activities, and $0.1 million of other non-cash charges; and a decrease in cash flows of $29.0 million associated with changes in operating assets and liabilities. The cash used in the changes in operating assets and liabilities is primarily due to an increase in accounts receivable due to acquisition-related revenue growth, the seasonal nature of the business and increased wholesale volumes, an increase in net liabilities from price risk management activities, and an increase in customer deposits as a result of acquisition related activity offset by an increase in accounts payable due to propane purchases.

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

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.12% and 7.50% at December 31, 2005. At December 31, 2005, borrowings outstanding under the Credit Agreement were $316.5 million, including $45.9 million under the Working Capital Facility and $36.6 million borrowed under the Acquisition Facility for working capital purposes. Of the outstanding Credit Agreement balance of $316.5 million, $244 million is classified as long-term in the accompanying consolidated balance sheet as of December 31, 2005. In January, 2006, Inergy issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers and used the net proceeds to repay outstanding indebtedness under the Acquisition Facility.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements of this Form 10-Q/A is hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: May 19, 2006	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)