Form 10-Q/A
period 2006-03-31
INERGY HOLDINGS, L.P.
filed 2006-05-19
CIK 1228068

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to reflect the deferral of the previously-recorded, non-cash gains on the limited partnership units of Inergy, L.P. we own in our audited financial statements for the fiscal years ended September 30, 2003, 2004, and 2005, as well as the unaudited interim financial statements for the three months ended December 31, 2005 and the six months ended March 31, 2006, based on the application of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 51 (“SAB 51”), “Accounting for Sales of Stock by a Subsidiary”, as discussed in Note 9 to the financial statements included in Part 1 Item 1.

After consultation with our independent accountants, we recorded gains equal to the increase in the value of our investment in Inergy, L.P. when Inergy, L.P. issued additional common units to third parties at a unit price that exceeded the current carrying value of our investment in Inergy, L.P. These non-cash gains amounted to $24.8 million, $10.4 million and $5.2 million in fiscal years 2005, 2004 and 2003, respectively, and $1.0 million and $1.0 million in the three months ended December 31, 2005 and six months ended March 31, 2006, respectively. The charges have no prior, current, or future impact on cash available for distributions to our unit holders.

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

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006 Restated(1)	September 30, 2005 Restated(1)
	(Unaudited)
Assets

Current assets:
Cash	$17,180	$9,586
Accounts receivable, less allowance for doubtful accounts of $2,699 and $2,356 at March 31, 2006 and September 30, 2005, respectively	145,728	94,876
Inventories	48,916	117,812
Prepaid expenses and other current assets	10,923	23,231
Assets from price risk management activities	4,947	58,356

Total current assets	227,694	303,861

Property, plant and equipment
Tanks and plant equipment	650,336	552,548
Land and buildings	169,699	155,335
Vehicles	83,619	66,223
Office furniture and equipment	18,770	17,055
Construction in Process	15,524	13,613

	937,948	804,774
Less accumulated depreciation	(101,504)	(72,756)

Property, plant and equipment, net	836,444	732,018

Intangible assets:
Customer accounts	161,000	161,000
Covenants not to compete	36,530	30,606
Trademarks	32,845	32,845
Deferred financing costs	23,170	20,749
Deferred acquisition costs	690	725

	254,235	245,925
Less accumulated amortization	(38,396)	(30,989)

Intangible assets, net	215,839	214,936

Goodwill	300,927	256,596

Other assets	4,015	2,907

Total assets	$1,584,919	$1,510,318

(1) See Note 9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In Thousands)

	March 31, 2006 Restated(1)	September 30, 2005 Restated(1)
	(Unaudited)
Liabilities and partners’ capital

Current liabilities:
Accounts payable	$83,762	$104,202
Accrued expenses	44,933	44,603
Customer deposits	28,488	68,567
Current portion of long-term debt	7,643	17,931
Liabilities from price risk management activities	4,547	49,572

Total current liabilities	169,373	284,875

Long-term debt, less current portion	717,207	569,909
Other long-term liabilities	14,669	11,966
Deferred income taxes	17,037	17,215
Interest of non-controlling partners in Inergy, L.P.	672,499	633,098

Partners’ capital
Common unitholders (20,000,000 units issued and outstanding as of March 31, 2006 and September 30, 2005, respectively)	(6,027)	(7,475)
Accumulated other comprehensive income	161	730

Total partners’ capital (deficiency)	(5,866)	(6,745)

Total liabilities and partners’ capital	$1,584,919	$1,510,318

(1) See Note 9

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Unit Data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006 Restated(1)	2005 Restated(1)	2006 Restated(1)	2005 Restated(1)
Revenue:
Propane	$377,044	$356,232	$744,328	$580,708
Other	87,757	58,196	170,739	91,185

	464,801	414,428	915,067	671,893
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	253,933	243,402	537,704	416,045
Other	59,631	34,513	113,652	54,647

	313,564	277,915	651,356	470,692

Gross profit	151,237	136,513	263,711	201,201
Expenses:
Operating and administrative	57,715	59,507	126,736	94,343
Depreciation and amortization	18,349	12,385	38,077	21,234

Operating income	75,173	64,621	98,898	85,624

Other income (expense):
Interest expense, net	(14,767)	(10,851)	(28,376)	(14,613)
Write-off of deferred financing costs	—	—	—	(6,990)
Gain (loss) on sale of property, plant and equipment	(332)	(73)	(720)	100
Finance charges	848	676	1,435	912
Other	335	97	413	156

Income before income taxes and interest of non-controlling partners in Inergy’s net income	61,257	54,470	71,650	65,189
Provision for income taxes	(687)	(816)	(1,201)	(985)
Interest of non-controlling partners in Inergy, L.P.’s net income	(51,576)	(43,208)	(57,711)	(52,448)

Net income	$8,994	$10,446	$12,738	$11,756

Net income applicable to redeemable limited partners’ units	$—	$167	$—	$188

Net income applicable to limited partners’ units	$8,994	$10,279	$12,738	$11,568

Net income per limited partner:
Basic	$0.45	$0.64	$0.64	$0.76

Diluted	$0.45	$0.64	$0.63	$0.72

Weighted average limited partners’ units outstanding:
Basic	20,000	16,090	20,000	15,205

Diluted	20,173	16,090	20,199	16,090

(1) See Note 9

See accompanying notes to the consolidated financial statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(In Thousands)

(unaudited)

	Partners’ Common Interest (deficit) Restated(1)	Accumulated Other Comprehensive Income Restated(1)	Total Partners’ Capital (deficiency) Restated(1)
Balance at September 30, 2005	$(7,475)	$730	$(6,745)
Contribution from employee unit plans	210		210
Distributions	(11,500)		(11,500)
Comprehensive income:
Net income	12,738		12,738
Unrealized loss on derivative instruments, net of reclassification adjustments of $(342)		(569)	(569)
Foreign currency translation			—

Comprehensive income			12,169

Balance at March 31, 2006	$(6,027)	$161	$(5,866)

(1) See Note 9

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Six Months Ended March 31,
	2006 Restated(1)	2005 Restated(1)
Operating activities
Net income	$12,738	$11,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,272	15,008
Amortization	8,805	6,226
Amortization of deferred financing costs	1,199	852
Unit based compensation charges	321	—
Write-off of deferred financing costs	—	6,990
Provision for doubtful accounts	1,033	1,145
(Gain) loss on disposal of property, plant and equipment	720	(100)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	57,711	52,448
Deferred income taxes	(178)	(135)
Net assets/(liabilities) from price risk management activities	2,960	(7,304)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(39,174)	(43,539)
Inventories	87,383	49,184
Prepaid expenses and other current assets	12,889	5,837
Other assets	(91)	—
Accounts payable	(39,707)	(4,851)
Accrued expenses	(2,069)	12,638
Customer deposits	(50,537)	(38,215)

Net cash provided by operating activities	83,275	67,940

Investing activities
Acquisitions, net of cash acquired	$(169,837)	$(574,949)
Purchases of property, plant and equipment	(14,167)	(20,865)
Deferred acquisition costs incurred	(287)	—
Proceeds from sale of property, plant and equipment	3,995	1,331

Net cash used in investing activities	(180,296)	(594,483)

(1) See Note 9

	Six Months Ended March 31,
	2006 Restated(1)	2005 Restated(1)
Financing activities
Proceeds from issuance of long-term debt	$657,501	$1,312,270
Principal payments on long-term debt	(522,918)	(938,494)
Purchase of subordinated units in Inergy	—	(3,079)
Net proceeds from partners’ contributions	—	5,576
Net proceeds from issuance of Inergy common units	24,766	230,171
Distributions to non-controlling partners in Inergy, L.P.	(38,315)	(22,568)
Distributions	(11,500)	(9,576)
Payments for deferred financing cost	(4,901)	(23,486)

Net cash provided by financing activities	104,633	550,814

Effect of foreign exchange rate changes on cash	(18)	51

Net increase in cash	7,594	24,322
Cash at beginning of period	9,586	2,308

Cash at end of period	$17,180	$26,630

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,837	$5,644

Cash paid during the period for taxes	$402	$1,030

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$5,131	$6,055

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$3,726	$(2,746)

Unrealized investment holding gain	$—	$183

Partner notes payable issued in connection with the payment of distributions	$—	$15,000

Distributions declared to non-controlling partners in Inergy	$—	$14,545

Distributions declared to be paid subsequent to March 31, 2005	$—	$49,601

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$31,778	$71,316
Property, plant and equipment	124,247	318,151
Intangible assets	5,602	135,828
Goodwill	44,448	129,781
Other assets	732	1,359
Current liabilities	(31,839)	(75,431)
Non-compete liabilities	(5,131)	(6,055)

	$169,837	$574,949

(1)	See Note 9

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Numerator:
Net income	$8,994	$10,446	$12,738	$11,756
Less: Net income applicable to redeemable partners’ interest	—	167	—	188

Limited partners’ interest in net income – basic and diluted	$8,994	$10,279	$12,738	$11,568

Denominator:
Weighted average limited partners’ units outstanding	20,000	14,057	20,000	13,570
Effect of distributions in excess of earnings (1)	—	2,033	—	1,635

Weighted average limited partners’ units outstanding-basic	20,000	16,090	20,000	15,205
Effect of dilutive units	173	—	199	885

Weighted average limited partners’ units outstanding – dilutive	20,173	16,090	20,199	16,090

Net income per limited partner unit:
Basic	$0.45	$0.64	$0.64	$0.76

Diluted	$0.45	$0.64	$0.63	$0.72

(1)	Distributions during the three-months and six-months ended March 31, 2005 exceeded earnings by $40.7 million and $32.7 million, respectively. In contemplation of a per share value of $20.00, an additional 2,033 and 1,635 units, respectively, have been reflected in the pro forma per unit calculation. Distributions did not exceed earnings during the three and six months ended March 31, 2006.

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

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income applicable to limited partner units as reported	$10,279	$11,568
Deduct: Total unit-based employee compensation expense determined under fair value method of all awards	4	15

Pro forma net income	$10,275	$11,553

Pro forma net income per limited partner unit:
Basic – as reported	$0.64	$0.76

Basic – pro forma	$0.64	$0.76

Diluted – as reported	$0.64	$0.72

Diluted – pro forma	$0.64	$0.72

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

Note 9 – Restatements

On May 18, 2006, the Board of Directors of Inergy Holdings GP, LLC, the general partner of the Company, concluded that it will defer the previously recorded non-cash gains on the limited partnership units of Inergy it owns and restate its consolidated financial statements for the fiscal years ended September 30, 2005 and its unaudited interim statements for the quarters ended March 31, 2006 and 2005 based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”(“SAB 51”). The changes have no prior, current or future impact on the cash available for distributions to unitholders.

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

The restatement resulted in the following revisions to the financial statements and related note disclosures: (in thousands, except per unit data)

Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
	(Unaudited)
As Previously Reported
Liabilities and partners’ capital
Deferred income taxes	$21,021	$21,382
Interest of non-controlling partners in Inergy L.P.	606,704	568,278
Common unitholders	55,782	53,178
Total partners’ capital	55,945	53,908
Restated
Liabilities and partners’ capital
Deferred income taxes	$17,037	$17,215
Interest of non-controlling partners in Inergy L.P.	672,499	633,098
Common unitholders	(6,029)	(7,475)
Total partners’ capital (deficiency)	$(5,866)	$(6,745)

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
As Previously Reported
Gain on issuance of units in Inergy, L.P.	$—	$938	$972	$16,030
Provision for income taxes	(427)	(857)	(1,018)	(2,291)
Net income	9,254	11,343	13,893	26,480
Net income applicable to redeemable limited partners’ units	—	181	—	424
Total limited partners’ interest in net income	9,254	11,162	13,893	26,056
Net income per limited partner unit
Basic	$0.46	$0.70	$0.69	$1.71
Diluted	$0.46	$0.69	$0.69	$1.62
Restated
Gain on issuance of units in Inergy, L.P.	—	—	—	—
Provision for income taxes	(687)	(816)	(1,201)	(985)
Net income	8,994	10,446	12,738	11,756
Net income applicable to redeemable limited partners’ units	—	167	—	188
Total limited partners’ interest in net income	$8,994	$10,279	$12,738	$11,568
Net income per limited partner unit
Basic	$0.45	$0.64	$0.64	$0.76
Diluted	$0.45	$0.64	$0.63	$0.72

Consolidated Statements of Partners’ Capital
	Partners’ Common Interest (deficit)	Total Partners’ Capital (deficiency)
As Previously Reported
Balance at September 30. 2005	$53,178	$53,908
Net income	13,893	13,893
Comprehensive income		13,326
Balance at March 31, 2006	55,782	55,945
Restated
Balance at September 30, 2005	$(7,475)	$(6,745)
Net income	12,738	12,738
Comprehensive income		12,169
Balance at March 31, 2005	(6,027)	(5,866)

The restatement resulted in the following revisions to the notes to consolidated financial statements presented herein as follows: (in thousands, except per share unit data)

Accounting Policies

Accounting for Unit-Based Compensation

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
As Previously Reported
Net income applicable to limited partner units as reported	$11,162	$26,056
Pro forma net income	$11,158	$26,042
Pro forma net income per limited partner unit:
Basic – as reported	$0.70	$1.71
Basic – pro forma	$0.70	$1.71
Diluted – as reported	$0.69	$1.62
Diluted – pro forma	$0.69	$1.62
Restated
Net income applicable to limited partner units as reported	$10,279	$11,568
Pro forma net income	$10,275	$11,553
Pro forma net income per limited partner unit:
Basic – as reported	$0.64	$0.76
Basic – pro forma	$0.64	$0.76
Diluted – as reported	$0.64	$0.72
Diluted – pro forma	$0.64	$0.72

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the three months ending March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$464,801	$414,428	$50,373	12.2%
Cost of product sold	313,564	277,915	35,649	12.8%

Gross profit	151,237	136,513	14,724	10.8%
Operating and administrative expenses	57,715	59,507	(1,792)	(3.0)%
Depreciation and amortization	18,349	12,385	5,964	48.2%

Operating income	75,173	64,621	10,552	16.3%
Interest expense, net	(14,767)	(10,851)	(3,916)	36.1%
Loss on sale of property, plant and equipment	(332)	(73)	(259)	354.8%
Finance charges	848	676	172	25.4%
Other	335	97	238	245.4%

Income before income taxes and interest of non-controlling partners in Inergy’s net income	61,257	54,470	6,787	12.5%
Provision for income taxes	(687)	(816)	129	15.8%
Interest of non-controlling partners in Inergy, L.P.’s net income	(51,576)	(43,208)	(8,368)	19.4%

Net income	$8,994	$10,446	(1,452)	(13.9%)

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

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes decreased to $0.7 million in the quarter ended March 31, 2006 from $0.8 million in the same three-month period in 2005. The provision for income taxes of $0.7 million in the three months ended March 31, 2006 was composed of $0.6 million of current income tax expense and $0.1 million of deferred income taxes. The 2005 provision for income taxes of $0.8 million was composed of $0.6 million of current income tax and $0.2 million of deferred income taxes.

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

Net Income. Net income was $9.0 million for the three months ended March 31, 2006 compared to net income of $10.4 million for the same three-month period in 2005. The $1.4 million decrease in net income was primarily attributable to an $8.4 million increase in expense related to the interest of non-controlling partners in Inergy’s net income. Offsetting these decreases was a $0.1 million decline in the provision for income taxes as well as a higher gross profit at Inergy in 2006.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The following table summarizes the consolidated income statement components for the six months ending March 31, 2006 and 2005, respectively (in thousands):

	Six Months Ended March 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$915,067	$671,893	$243,174	36.2%
Cost of product sold	651,356	470,692	180,664	38.4%

Gross profit	263,711	201,201	62,510	31.1%
Operating and administrative expenses	126,736	94,343	32,393	34.3%
Depreciation and amortization	38,077	21,234	16,843	79.3%

Operating income	98,898	85,624	13,274	15.5%
Interest expense, net	(28,376)	(14,613)	(13,763)	94.2%
Write-off of deferred financing costs	—	(6,990)	6,990	100.0%
Gain (loss) on sale of property, plant and equipment	(720)	100	(820)	(820.0)%
Finance charges	1,435	912	523	57.3%
Other	413	156	257	164.7%

Income before income taxes and interest of non-controlling partners in Inergy’s net income	71,650	65,189	6,461	9.9%
Provision for income taxes	(1,201)	(985)	(216)	21.9%
Interest of non-controlling partners in Inergy, L.P.’s net income	(57,711)	(52,448)	(5,263)	10.0%

Net income	$12,738	$11,756	982	8.4%

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

Other retail gross profit was $36.4 million for the six months ended March 31, 2006 compared to $29.8 million in the same six-month period in 2005, an increase of $6.6 million or 22.1%. This increase was primarily acquisition-related from service, appliance and distillate gross profits.

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

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $1.2 million in the six-month period ended March 31, 2006 from $1.0 million in the same six-month period in 2005. The provision for income taxes of $1.2 million in the six months ended March 31, 2006 was composed of $1.4 million of current income tax expense and $0.2 million of deferred income tax benefit. The 2005 provision for income taxes of $1.0 million was composed of $1.1 million of current income tax and $0.1 million of deferred income tax benefit.

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

Net Income. Net income was $12.7 million for the six months ended March 31, 2006 compared to net income of $11.8 for the same six-month period in 2005. The $0.9 million increase in net income was primarily attributable to higher gross profit at Inergy in 2006 being less than offset by the $19.2 million non-cash derivative charge discussed above. Offsetting these increases was a $5.3 million increase in expense related to the interest of non-controlling partners in Inergy’s net income, as well as increases in depreciation and amortization, interest expense, and an increase in the provision for income taxes. The increases in these expense related items were primarily attributable to acquisitions.

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