Form 10-Q
period 2006-06-30
INERGY HOLDINGS, L.P.
filed 2006-08-09
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The following units were outstanding at August 1, 2006:

Common Units                             20,000,000

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit information)

	June 30, 2006	September 30, 2005
	(unaudited)
Assets

Current assets:
Cash	$46,162	$9,586
Accounts receivable, less allowance for doubtful accounts of $4,889 and $2,356 at June 30, 2006 and September 30, 2005, respectively	87,134	94,876
Inventories	74,026	117,812
Assets from price risk management activities	31,175	58,356
Prepaid expenses and other current assets	16,453	23,231

Total current assets	254,950	303,861

Property, plant and equipment
Tanks and plant equipment	653,211	552,548
Land and buildings	170,740	155,335
Vehicles	84,102	66,223
Office furniture and equipment	19,296	17,055
Construction in process	12,305	13,613

	939,654	804,774
Less accumulated depreciation	(116,485)	(72,756)

Property, plant and equipment, net	823,169	732,018

Intangible assets:
Customer accounts	170,134	161,000
Covenants not to compete	37,601	30,606
Trademarks	32,845	32,845
Deferred financing costs	23,286	20,749
Deferred acquisition costs	746	725

	264,612	245,925
Less accumulated amortization	(43,736)	(30,989)

Intangible assets, net	220,876	214,936

Goodwill	296,339	256,596

Other assets	4,826	2,907

Total assets	$1,600,160	$1,510,318

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except unit information)

	June 30, 2006	September 30, 2005
	(unaudited)
Liabilities and partners’ capital

Current liabilities:
Accounts payable	$72,557	$104,202
Accrued expenses	47,934	44,603
Customer deposits	45,758	68,567
Liabilities from price risk management activities	22,759	49,572
Current portion of long-term debt	3,811	17,931

Total current liabilities	192,819	284,875

Long-term debt, less current portion	656,719	569,909
Other long-term liabilities	15,916	11,966
Deferred income taxes	16,567	17,215
Interest of non-controlling partners in Inergy, L.P.	729,795	633,098

Partners’ capital
Common unitholders (20,000,000 units issued and outstanding as of June 30, 2006 and September 30, 2005, respectively)	(12,646)	(7,475)
Accumulated other comprehensive income	990	730

Total partners’ capital (deficiency)	(11,656)	(6,745)

Total liabilities and partners’ capital	$1,600,160	$1,510,318

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Propane	$143,699	$127,493	$888,027	$708,201
Other	71,919	46,109	242,658	137,294

	215,618	173,602	1,130,685	845,495
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	101,300	86,178	638,952	502,223
Other	48,941	36,820	162,645	91,467

	150,241	122,998	801,597	593,690

Gross profit	65,377	50,604	329,088	251,805
Expenses:
Operating and administrative	63,298	52,111	190,034	146,454
Depreciation and amortization	20,618	13,904	58,695	35,138

Operating income (loss)	(18,539)	(15,411)	80,359	70,213
Other income (expense):
Interest expense, net	(14,165)	(10,058)	(42,541)	(24,671)
Write-off of deferred financing costs	—	(598)	—	(7,588)
Loss on sale of property, plant and equipment	(1,712)	(270)	(2,432)	(170)
Finance charges	741	576	2,176	1,488
Other	223	90	636	246

Income (loss) before income taxes and interest of non-controlling partners in Inergy’s net income	(33,452)	(25,671)	38,198	39,518
(Provision) benefit for income taxes	18	210	(1,183)	(775)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	33,110	20,637	(24,601)	(31,811)

Net income (loss)	$(324)	$(4,824)	$12,414	$6,932

Net income (loss) applicable to limited partners’ units	$(324)	$(4,824)	$12,414	$6,932

Net income (loss) per limited partner:
Basic	$(0.02)	$(0.29)	$0.62	$0.43

Diluted	$(0.02)	$(0.29)	$0.62	$0.43

Weighted average limited partners’ units outstanding:
Basic	20,000	16,307	20,000	16,162

Diluted	20,000	16,307	20,176	16,174

See accompanying notes to the consolidated financial statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficiency)
Balance at September 30, 2005	$(7,475)	$730	$(6,745)
Contribution from employee unit plans	315	—	315
Distributions	(17,900)	—	(17,900)
Comprehensive income:
Net income	12,414	—	12,414
Unrealized gain on derivative instruments, net of reclassification adjustments of $(5,403)	—	260	260

Comprehensive income			12,674

Balance at June 30, 2006	$(12,646)	$990	$(11,656)

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Operating activities
Net income	$12,414	$6,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,159	25,238
Amortization	13,536	9,900
Amortization of deferred financing costs	1,808	1,437
Unit based compensation charges	510	—
Write-off of deferred financing costs	—	7,588
Provision for doubtful accounts	3,058	1,944
Loss on disposal of property, plant and equipment	2,432	170
Interest of non-controlling partners in Inergy, L.P.’s net income	24,601	31,811
Deferred income taxes	(648)	(765)
Net assets/(liabilities) from price risk management activities	2,868	(7,832)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,634	17,837
Inventories	62,400	24,863
Prepaid expenses and other current assets	7,573	7,625
Other assets (liabilities)	(901)	(2,386)
Accounts payable	(50,698)	(23,528)
Accrued expenses	466	3,337
Customer deposits	(33,258)	(26,387)

Net cash provided by operating activities	108,954	77,784

Investing activities
Acquisitions, net of cash acquired	(177,039)	(588,863)
Purchases of property, plant and equipment	(19,844)	(25,049)
Deferred acquisition costs incurred	(444)	(411)
Proceeds from the sale of property, plant and equipment	8,359	2,721

Net cash used in investing activities	(188,968)	(611,602)

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Financing activities
Proceeds from the issuance of long-term debt	$687,260	$1,418,461
Principal payments on long-term debt	(617,413)	(1,054,331)
Purchase of subordinated units in Inergy	—	(3,079)
Net proceeds from partners’ contributions	—	5,576
Net proceeds from the issuance of Inergy common units	127,694	310,211
Distributions to non-controlling partners in Inergy, L.P.	(58,034)	(37,113)
Distributions	(17,900)	(59,177)
Redemption of member’s interest	—	(2,987)
Payments for deferred financing costs	(5,018)	(23,303)

Net cash provided by financing activities	116,589	554,258

Effect of foreign exchange rate changes on cash	1	15

Net increase in cash	36,576	20,455
Cash at beginning of period	9,586	2,308

Cash at end of period	$46,162	$22,763

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$43,895	$22,238

Cash paid during the period for taxes	$765	$1,419

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$6,793	$7,881

Decrease in the fair value of long-term debt and related increase in the interest rate swap liability	$5,495	$801

Unrealized investment holding gain (loss)	$—	$(199)

Partner notes payable issued in connection with the payment of distributions	$—	$15,000

Acquisitions of retail propane companies, net of cash acquired:
Current assets	$32,357	$72,081
Property, plant and equipment	127,259	329,028
Intangible assets	15,706	141,387
Goodwill	39,860	129,085
Other assets	732	1,359
Current liabilities	(32,082)	(76,196)
Non-compete liabilities	(6,793)	(7,881)

	$177,039	$588,863

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

The consolidated financial statements of the Company include the accounts of Inergy and its subsidiaries, including Inergy Propane, LLC (“Inergy Propane”) and its subsidiary Inergy Sales and Service, Inc. (“Services”), Inergy Acquisition Company, LLC and Inergy Finance Corp. Inergy Partners, LLC (the “Non-Managing General Partner”), a subsidiary of Holdings, owns the Non-Managing General Partner interest in Inergy. Inergy GP, LLC (the “Managing General Partner”), a wholly owned subsidiary of Holdings, has sole responsibility for conducting Inergy’s business and managing Inergy’s operations. The Company is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy. The Company has no operations of its own.

As of June 30, 2006, Holdings owns an aggregate 9.4% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.0% general partnership interest and an 8.4% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of June 30, 2006 and for the three-month and nine-month periods ended June 30, 2006 and 2005 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and nine-month periods ended June 30, 2006 are not indicative of the results of operations that may be expected for the entire year.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy Holdings, L.P. and subsidiaries and the notes thereto included in Form 10-K, as amended, as filed with the Securities and Exchange Commission for the year ended September 30, 2005.

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

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories as well as to ensure an adequate physical supply will be available. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. During the three and nine months ended June 30, 2006, Inergy recognized a net loss of $0.1 million and a net gain of $0.1 million, respectively, related to the ineffective portion of its fair value hedging instruments and a net loss of $0.7 million and a net gain of $0.2 million, respectively, related to the portion of its fair value hedging instruments Inergy excluded from its assessment of hedge effectiveness.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain operating and administrative expenses and depreciation and amortization are incurred in the distribution of the product sales but are not included in cost of product sold. These amounts were $18.6 million and $15.4 million for the three months ended June 30, 2006 and 2005, respectively, and $60.0 million and $39.7 million for the nine months ended June 30, 2006 and 2005, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are stated at the lower of cost or market determined by using the average-cost method unless designated as being hedged by forward sales contracts. Wholesale propane inventories being hedged and carried at market value at June 30, 2006 and September 30, 2005 amount to $37.8 million and $85.8 million, respectively. Inventories for facility and midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories consist of (in thousands):

	June 30, 2006	September 30, 2005
Propane gas and other liquids	$61,817	$110,085
Appliances, parts and supplies	12,209	7,727

	$74,026	$117,812

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of products sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including covenants not to compete, customer accounts, trademarks, deferred financing costs and deferred acquisition costs. Covenants not to compete, customer accounts and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing.

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Covenants not to compete	2-10
Deferred financing costs	1-10
Customer accounts	15

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the effect of dilutive units granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive net income per limited partner unit for the three and nine months ended June 30, 2006, and on a pro forma basis for the three and nine months ended June 30, 2005, as if the conversion transaction had occurred at the beginning of the periods presented (in thousands, except per unit data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Numerator:
Net income (loss)	$(324)	$(4,824)	$12,414	$6,932

Limited partners’ interest in net income (loss) – basic and diluted	$(324)	$(4,824)	$12,414	$6,932

Denominator:
Weighted average limited partners’ units outstanding	20,000	16,307	20,000	16,162

Weighted average limited partners’ units outstanding-basic	20,000	16,307	20,000	16,162
Effect of dilutive units	—	—	176	12

Weighted average limited partners’ units outstanding – dilutive	20,000	16,307	20,176	16,174

Net income (loss) per limited partner unit: (a)
Basic	$0.02	$(0.29)	$0.62	$0.43

Diluted	$0.02	$(0.29)	$0.62	$0.43

(a)	When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic and diluted net income per limited partner unit was $0.38 and $0.37, respectively, for the nine months ending June 30, 2005.

As the effects of including incremental units associated with options were antidilutive for the three months ended June 30, 2006 and 2005 due to the net loss reported for those periods, no unit options or other dilutive units were reflected in the applicable dilutive earning per unit computations. As a result, both basic earnings per unit and diluted earnings per unit reflect the same calculation for the periods ended June 30, 2006 and 2005, respectively. Weighted average antidilutive unit options outstanding totaled approximately 131 thousand and 12 thousand for the three months ended June 30, 2006 and 2005, respectively.

Accounting for Unit-Based Compensation

The Company has a unit-based employee compensation plan, which is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Inergy GP, LLC sponsors the Inergy Holdings Long-Term Incentive Plan (“Holdings LTIP”) for the employees, directors, and consultants of the general partner and employees, directors, and consultants of the Company’s affiliates which perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted restricted units, phantom units, or unit appreciation rights under the Holdings LTIP as of June 30, 2006. The Holdings LTIP limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. As of June 30, 2006, the Company had 687,500 unit options outstanding pursuant to the long-term incentive plan. The Holdings LTIP is administered by the compensation committee of the board of directors of the general partner.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the nine months ended June 30, 2006 was approximately $0.5 million and its implementation did not significantly impact earnings per share or cash flows from operations for the periods presented.

The following table illustrates the effect on net income and net income per limited partner unit as if the Company had applied the fair value recognition provision of SFAS No. 123(R) to unit-based employee compensation for the three and nine months ended June 30, 2005. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in thousands, except per unit data).

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income (loss) applicable to limited partner units as reported	$(4,824)	$6,932
Deduct: Total unit-based employee compensation expense determined under fair value method of all awards	7	21

Pro forma net income (loss)	$(4,831)	$6,911

Pro forma net income (loss) per limited partner unit:
Basic – as reported	$(0.29)	$0.43

Basic – pro forma	$(0.29)	$0.43

Diluted – as reported	$(0.29)	$0.43

Diluted – pro forma	$(0.29)	$0.43

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Unit Options

Unit options issued under the Holdings LTIP have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options granted under the Holdings LTIP will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the compensation committee provide otherwise.

The weighted-average remaining contract life for options outstanding at June 30, 2006 is approximately ten years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

Expected volatility	.213
Distribution yield	4.0%
Expected life of option in years	5
Risk-free interest rate	4.95%

A summary of the Company’s unit option activity for the nine months ended June 30, 2006 is as follows:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 30, 2005	675,000	$23.40
Granted	57,500	34.06
Exercised	—	—
Forfeited	(45,000)	(22.50)

Outstanding at June 30, 2006	687,500	$25.83	9.7

Exercisable at June 30, 2006	—	—

The weighted average grant-date fair value of options granted as of June 30, 2006 was $6.33. The aggregate intrinsic value of options outstanding at June 30, 2006 was $5.4 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $32.02 on June 30, 2006, and the exercise price multiplied by the number of options outstanding. There were no options exercisable at June 30, 2006.

As of June 30, 2006, there was $1.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the Holdings LTIP. That cost is expected to be recognized over a period of 5.0 years. There were no shares vested as of June 30, 2006.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy, L.P. Long-Term Incentive Plan

Inergy GP, LLC sponsors the Long-Term Incentive Plan (“Inergy LTIP”) for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The Inergy LTIP currently permits the grant of awards covering an aggregate of 1,735,100 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the Inergy LTIP and are presented as grants in the table below, all units granted under the plan will vest no sooner than, and in the same proportion as, senior subordinated units convert into common units.

Unit Options

Unit options issued under the Inergy LTIP have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to the vesting provisions of the Subordination Period. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy. None of the outstanding unit options were exercisable at June 30, 2006. With the payment of the distribution on August 14, 2006 with respect to the quarter ended June, 30, 2006, the Partnership will have met the necessary financial tests for the senior subordinated units and the junior subordinated units to convert to common units. Therefore, the remaining 3,821,884 senior subordinated units and 1,145,084 junior subordinated units are expected to convert to common units on a one-for-one basis on August 14, 2006.

The weighted-average remaining contract life for options outstanding at June 30, 2006 is approximately seven years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

Expected volatility	.167
Distribution yield	8.17%
Expected life of option in years	5
Risk-free interest rate	4.6%

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of Inergy’s unit option activity for the nine months ended June 30, 2006 is as follows:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 30, 2005	1,112,564	$14.87
Granted	6,500	26.27
Exercised	—	—
Forfeited	(45,000)	(18.58)

Outstanding at June 30, 2006	1,074,064	$14.78	6.8

Exercisable at June 30, 2006	—	—

The weighted average grant-date fair value of options granted through June 30, 2006 was $1.56. The aggregate intrinsic value of options outstanding at June 30, 2006 was $12.1 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $25.76 on June 30, 2006, and the exercise price multiplied by the number of options outstanding. There were no options exercisable at June 30, 2006.

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

On April 3, 2006, the compensation committee granted 3,756 restricted units. These restricted units vest over a three year period beginning one year from the grant date. The Company recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of the Company’s common stock of $26.62 on the date of grant.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The compensation expense recorded by Inergy related to these restricted stock awards was not significant for the three and nine month periods ended June 30, 2006.

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the Inergy LTIP. That cost is expected to be recognized over a period of 5 years.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 7 for disclosures related to the Company’s propane and midstream segments.

Recently Issued Accounting Pronouncements

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in SFAS No. 143, “Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is required to be adopted for the fiscal year ended September 30, 2006 and the Company is currently assessing the impact on its financial statements.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company has evaluated the impact of EITF 04-13 and determined that it does not have a material effect on its financial position, results of operations and cash flows.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2006	2005
Inergy credit agreement	$—	$126,800
Inergy senior unsecured notes	617,857	423,352
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	13,254	9,579
Holdings bank facility	4,419	3,109
Holdings term loan	25,000	25,000

	660,530	587,840
Less current portion	3,811	17,931

	$656,719	$569,909

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the bank facility is July 22, 2008, and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by NIP. The prime rate and LIBOR plus the applicable spreads were 6.859% at June 30, 2006, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). There was no balance outstanding under this agreement at June 30, 2006. At September 30, 2005, the balance outstanding under the Credit Agreement included $20 million under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 6.61% and 8.50% at June 30, 2006, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $399.7 million and $276.2 million at June 30, 2006 and September 30, 2005, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $25.3 million and $22.0 million, respectively.

On January 11, 2006, Inergy and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed. On May 18, 2006, Inergy completed an offer to exchange its existing 8.25% Senior Unsecured Notes due 2016 for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer restrictions,

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

During the three months ended March 31, 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the nine months ended June 30, 2006, Inergy recognized an approximate $5.5 million decrease in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $7.1 million at June 30, 2006.

At June 30, 2006, the Company was in compliance with all of its debt covenants.

Note 4 – Business Acquisitions

During the first week of October 2005, Inergy finalized three acquisitions including Atlas Gas Products, Inc., Dowdle Gas, and Graeber Brothers Inc. In January 2006, Inergy acquired Propane Gas Service, Inc. located in South Windsor, CT. Additionally, on March 31, 2006 and April 17, 2006, the Company acquired Delta Gas Company and Homestead Gas Company, respectively, both of which are located in Southern Florida. These six acquisitions increased Inergy’s market share and the aggregate purchase price, net of cash acquired was $175.7 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis and changes may occur when additional information becomes available.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through June 30, 2006.

The purchase price allocation of Stagecoach has been prepared on a preliminary basis, and changes may occur when additional information becomes available.

Note 5 – Partners’ Capital

On November 14, 2005, a quarterly distribution of $0.27 per limited partner unit was paid to unitholders of record on November 7, 2005 with respect to the fourth fiscal quarter of 2005, which totaled $5.7 million. On February 14, 2006, a quarterly distribution of $0.29 per limited partner unit was paid to unitholders of record on February 7, 2006 with respect to the first fiscal quarter of 2006, which totaled $5.8 million. On May 15, 2006, a quarterly distribution of $0.32 per limited partner unit was paid to unitholders of record on May 8, 2006 for a total distribution of $6.4 million with respect to its second fiscal quarter of 2006. On July 25, 2006, the Company declared a distribution of $0.35 per limited partner unit to be paid on August 14, 2006 to unitholders of record on August 7, 2006 for a total distribution of $7.0 million with respect to its third fiscal quarter of 2006.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

Note 6 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At June 30, 2006, the total of these firm purchase commitments was approximately $223.3 million. The Company also enters into agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

At June 30, 2006, Inergy was contingently liable for letters of credit outstanding totaling $25.3 million, which guarantee various transactions.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connections with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

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

To the extent they have not already been paid, certain employees of Inergy are entitled to receive up to $2.3 million in aggregate of bonus payments at the end of the subordination periods of Inergy’s subordinated units. This amount has been accrued at June 30, 2006 since the financial tests have been met as of June 30, 2006 and the payments will be made on or around the distribution payment in August 2006.

Note 7 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three and nine months ended June 30, 2006 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below (in thousands of dollars). The June 30, 2005 segment disclosures have been restated to conform to the current period presentation.

	Three Months Ended June 30, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$91,239	$—	$—	$91,239
Wholesale propane revenues	47,370	5,090	—	52,460
Storage, fractionation and other midstream revenues	—	38,753	(18)	38,735
Transportation revenues	2,775	—	—	2,775
Propane-related appliance sales revenues	5,218	—	—	5,218
Retail service revenues	3,598	—	—	3,598
Rental service and other revenues	4,919	—	—	4,919
Distillate revenues	16,674	—	—	16,674
Gross profit	55,295	10,082	—	65,377
Identifiable assets	147,724	13,408	—	161,132
Goodwill	273,114	23,225	—	296,339

	Three Months Ended June 30, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$79,301	$—	$—	$79,301
Wholesale propane revenues	46,791	1,401	—	48,192
Storage, fractionation and other midstream revenues	—	19,448	—	19,448
Transportation revenues	2,956	—	—	2,956
Propane-related appliance sales revenues	2,948	—	—	2,948
Retail service revenues	3,373	—	—	3,373
Rental service and other revenues	3,317	—	—	3,317
Distillate revenues	14,067	—	—	14,067
Gross profit	47,729	2,875	—	50,604
Identifiable assets	106,746	8,873	—	115,619
Goodwill	214,518	—	—	214,518

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended June 30, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$603,087	$—	$—	$603,087
Wholesale propane revenues	269,646	15,294	—	284,940
Storage, fractionation and other midstream revenues	—	109,086	(329)	108,757
Transportation revenues	7,611	—	—	7,611
Propane-related appliance sales revenues	18,572	—	—	18,572
Retail service revenues	13,144	—	—	13,144
Rental service and other revenues	14,953	—	—	14,953
Distillate revenues	79,621	—	—	79,621
Gross profit	297,938	31,150	—	329,088
Identifiable assets	147,724	13,408	—	161,132
Goodwill	273,114	23,225	—	296,339

	Nine Months Ended June 30, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$443,689	$—	$—	$443,689
Wholesale propane revenues	248,441	16,071	—	264,512
Storage, fractionation and other midstream revenues	—	41,725	—	41,725
Transportation revenues	8,229	—	—	8,229
Propane-related appliance sales revenues	7,309	—	—	7,309
Retail service revenues	11,629	—	—	11,629
Rental service and other revenues	9,474	—	—	9,474
Distillate revenues	58,928	—	—	58,928
Gross profit	241,050	10,755	—	251,805
Identifiable assets	106,746	8,873	—	115,619
Goodwill	214,518	—	—	214,518

Note 8 – Subsequent Events

On August 1, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the periodic sale of up to $200 million of common units representing limited partnership interests. Upon effectiveness of the shelf registration statement, the Company will be permitted to issue these securities from time to time for general partnership purposes, including debt repayment, future acquisitions, capital expenditures, purchases of limited partnership units of Inergy and working capital, or for other potential uses identified in a prospectus supplement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, as amended, of Inergy Holdings, L.P. for the fiscal year ended September 30, 2005.

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

Overview

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P. (“Inergy”), a publicly traded Delaware limited partnership. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Our aggregate partnership interests in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.0% general partner interest in Inergy;

•	1,717,551 Inergy common units, 1,093,865 Inergy senior subordinated units and 975,924 Inergy junior subordinated units, representing an aggregate limited partner interest in Inergy of approximately 8.4%;

•	769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy common units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as described below; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Inergy is a rapidly growing retail and wholesale propane, supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL Fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy has grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through June 30, 2006, Inergy has acquired 56 companies, 54 propane companies and 2 midstream businesses. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

In October 2005, Inergy acquired Atlas Gas Products, Dowdle Gas, Inc., and Graeber Brothers Inc. and in January 2006, Inergy purchased Propane Gas Service, Inc. Additionally, on March 31, 2006 and April 17, 2006, Inergy acquired Delta Gas Company and Homestead Gas Company, respectively, both of which are located in Southern Florida. Acquisitions for the nine months ended June 30, 2006 had a total purchase price of $175.7 million, net of cash acquired. The operating results for these entities are included in our consolidated results of operations from the respective dates of acquisition.

Since we control the managing general partner of Inergy, we reflect our ownership interest in Inergy on a consolidated basis, which means that our financial results are combined with Inergy’s financial results and the results of our other subsidiaries. The limited partner interests in Inergy not owned by affiliates of the managing general partner are reflected as an expense in our results of operations. We have no separate operating activities apart from those conducted by Inergy, and our cash flows consist of distributions from Inergy on the partnership interests we own. Our consolidated results of operations principally reflect the results of operations of Inergy, and also include our provision for income taxes and interest of non-controlling partners in Inergy’s net income. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of Inergy. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a public entity.

Because a substantial portion of Inergy’s propane is used in the weather-sensitive residential markets, the temperatures realized in its areas of operations, particularly during the six-month peak heating season, have a significant effect on its financial performance. As a result, operating income is highest during the period of October through March. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, Inergy uses information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of its operating regions. “Heating degree days” are a general indicator of how weather impacts propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees).

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to its customers and has historically maintained or increased its gross margin per gallon in periods of rising costs.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent combined consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by certain of our wholly owned corporate subsidiaries.

•	Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At June 30, 2006, we owned an approximate 8.4% limited partner interest in Inergy together with a 1.0% non-managing general partner interest; and the non-affiliated unitholders owned a 90.6% limited partner interest in Inergy.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes the consolidated income statement components for the three months ending June 30, 2006 and 2005, respectively (dollars in thousands):

	Three Months Ended June 30,		Change
	2006	2005	In Dollars	Percentage
Revenue	$215,618	$173,602	$42,016	24.2%
Cost of product sold	150,241	122,998	27,243	22.1%

Gross profit	65,377	50,604	14,773	29.2%
Operating and administrative expenses	63,298	52,111	11,187	21.5%
Depreciation and amortization	20,618	13,904	6,714	48.3%

Operating loss	(18,539)	(15,411)	(3,128)	20.3%
Interest expense, net	(14,165)	(10,058)	(4,107)	40.8%
Write-off of deferred finance costs	—	(598)	598	(100.0)%
Loss on sale of property, plant and equipment	(1,712)	(270)	(1,442)	534.1%
Finance charges	741	576	165	28.6%
Other	223	90	133	147.8%

Loss before income taxes and interest of non- controlling partners in Inergy’s net loss	(33,452)	(25,671)	(7,781)	30.3%
Income tax benefit	18	210	(192)	(91.4)%
Interest of non-controlling partners in Inergy, L.P.’s net loss	33,110	20,637	12,473	60.4%

Net loss	$(324)	$(4,824)	$4,500	(93.3)%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ending June 30, 2006 and 2005, respectively (dollars in millions):

	Revenues				Gallons
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$91.2	$79.3	$11.9	15.0%	46.6	48.6	(2.0)	(4.1)%
Wholesale propane	52.5	48.2	4.3	8.9%	53.8	57.3	(3.5)	(6.1)%
Other retail	33.2	26.7	6.5	24.3%	—	—	—	—
Storage, fractionation, and midstream	38.7	19.4	19.3	99.5%	—	—	—	—

Total	215.6	173.6	42.0	24.2%	100.4	105.9	(5.5)	(5.2)%

Volume. During the three months ended June 30, 2006, we sold 46.6 million retail gallons of propane, a decrease of 2.0 million gallons or 4.1% from the 48.6 million retail gallons sold during the same three-month period in 2005. The decrease was principally due to customer conservation as a result of higher propane cost and the warmer weather experienced in the 2006 period. Weather was approximately 16% warmer in our comparable areas of operation in the three months ended June 30, 2006 as compared to the same period in 2005 and approximately 16% warmer than normal. The average cost of propane increased approximately 20.1% in the 2006 quarterly period over the same 2005 period. Offsetting the decrease in retail gallons sold was acquisition-related volume, which resulted in an increase of 6.9 million gallons quarter to quarter. Wholesale gallons delivered during the three months ended June 30, 2006 were 53.8 million gallons compared to 57.3 million gallons during the same three-month period in 2005.

Revenues. Revenues for the three months ended June 30, 2006 were $215.6 million, an increase of $42.0 million, or 24.2%, from $173.6 million during the same three-month period in 2005.

Revenues from retail propane sales were $91.2 million for the three months ended June 30, 2006, an increase of $11.9 million, or 15.0%, from $79.3 million from the same three-month period in 2005. This quarter over quarter increase was primarily the result of $12.5 million of acquisition-related sales together with an increase of approximately $15.9 million due to higher selling prices of propane, which was driven by the higher cost per gallon of propane. These revenue increases were partially offset by a $16.5 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $52.5 million for the three months ended June 30, 2006, an increase of $4.3 million or 8.9%, from $48.2 million from the same three-month period in 2005. This increase was primarily the result of higher wholesale selling prices driven by the higher cost of propane. This increase was partially offset by a $4.1 million decline in revenues as a result of the lesser sales volume.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $33.2 million for the three months ended June 30, 2006, an increase of $6.5 million or 24.3% from $26.7 million during the same three-month period in 2005. This increase was primarily due to the recent acquisitions, which contributed approximately $4.4 million of this increase, and the balance of $2.1 million resulted from the higher selling price of distillates, partially offset by lesser volumes due primarily to customer conservation and warmer weather.

Revenues from storage, fractionation and other midstream activities were $38.7 million for the three months ended June 30, 2006, an increase of $19.3 million or 99.5% from $19.4 million during the same three-month period in 2005. Approximately $10.4 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility, while the remaining $8.9 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutane.

Cost of Product Sold. Retail propane cost of product sold for the three months ended June 30, 2006 was $50.9 million compared to $39.8 million during the same three-month period in 2005. This $11.1 million, or 27.9%, increase resulted from an approximate $7.4 million increase in acquisition-related volume, an approximate $13.0 million increase attributable to the higher average cost of propane, and an approximate $0.4 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed below). These factors contributing to higher cost of product sold were partially offset by an approximate $9.7 million decline in cost of product sold resulting from lower retail volume sales at our existing locations as discussed above. The $0.4 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and the decrease in the market price of propane in the three months ended June 30, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the three months ended June 30, 2006 was $50.4 million, an increase of $4.0 million or 8.6%, from $46.4 million during the same three-month period in 2005. Contributing to these higher costs was an approximate $0.7 million increase due to acquisition-related volume and an approximate $7.2 million increase attributable to the higher average cost of propane, partially offset by an approximate $3.9 million decline as a result of lower volumes experienced in our wholesale propane operations (as discussed above).

Other retail cost of product sold was $20.4 million for the three months ended June 30, 2006, a decrease of $0.2 million from $20.6 million during the same three-month period in 2005.

Fractionation, storage, and other midstream cost of product sold was $28.5 million for the three months ended June 30, 2006, an increase of $12.3 million, or 75.9%, from $16.2 million during the same three-month period in 2005. Approximately $8.3 million of this increase was due to higher volumes and the higher cost of natural gas, butane, and isobutane at the West Coast NGL operations, and the remaining $4.0 million increase was primarily due to the acquisition of the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs, including fuel costs, repair and maintenance and lease expense. These costs approximated $14.8 million and $12.4 million for the three months ended June 30, 2006 and 2005, respectively. In addition, depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.8 million and $3.0 million for the three months ended June 30, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $40.3 million for the three months ended June 30, 2006 compared to $39.5 million in the same three-month period in 2005. This $0.8 million, or 2.0%, increase was attributable to higher retail gallons sold resulting from acquisitions, which accounted for an approximate $5.0 million increase in gross profit, as well as an increase in margin per gallon, which resulted in an additional $3.0 million increase. Margin per gallon increased primarily as a result of our ability to raise selling prices in certain markets in excess of our increased cost of propane. These factors contributing to a higher quarter over quarter gross profit were partially offset by an approximate $6.8 million reduction in retail propane gross profit at our existing locations as a result of lower volume sales discussed above. Additionally, the increase was reduced by the $0.4 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $2.1 million and $1.8 million for the three months ended June 30, 2006 and June 30, 2005, respectively. This slight increase was attributable to higher margins in the 2006 period partially offset by the lower volume sales.

Other retail gross profit increased $6.7 million, or 109.8%, to $12.8 million for the three months ended June 30, 2006 compared to $6.1 million in the same three-month period in 2005. This quarter over quarter increase was due primarily to higher distillate gross profit per gallon as well as appliance and service gross profit from acquisitions, partially offset by lesser distillate volume sales as described above.

Fractionation, storage, and other midstream gross profit was $10.2 million for the three months ended June 30, 2006 compared to $3.2 million in the same three-month period in 2005. This $7.0 million, or 218.8%, increase was due primarily to $6.3 million of acquisition-related volume as well as $0.7 million due to higher volumes and sales prices of natural gas, butane, and isobutane at the West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses increased to $63.3 million for the three months ended June 30, 2006 compared to $52.1 million in the same three-month period in 2005. This $11.2 million increase was primarily attributable to higher personnel expenses, vehicle expenses and other facility costs of $5.7 million, $1.4 million and $4.5 million, respectively, partially offset by decreases in general operating expenses of $0.4 million arising from lower costs for insurance and professional services. Included in the personnel costs in the three months ended June 30, 2006 is $2.3 million of one-time bonuses related to the conversion of the subordinated units to common units. The additional net increase in operating expenses is partially the result of higher expenses arising from our fiscal 2006 acquisitions exceeding the savings realized from lesser volumes sold.

Depreciation and Amortization. Depreciation and amortization increased to $20.6 million for the three months ended June 30, 2006 from $13.9 million during the same period in 2005, primarily as a result of a higher asset base due to retail propane acquisitions.

Interest Expense. Interest expense increased to $14.2 million for the three months ended June 30, 2006, compared to $10.1 million during the same three-month period in 2005, primarily due to an increase in the average debt outstanding associated with acquisitions and capital improvement projects, as well as higher average interest rates. During the three months ended June 30, 2006, the company capitalized $0.2 million of interest related to certain capital improvement projects mentioned above.

Write-off of Deferred Financing Costs. A charge of $0.6 million was recorded for the three-month period ended June 30, 2005 as a result of a write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. No such charge was recorded for the three months ended June 30, 2006.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is primarily related to certain of our corporate subsidiaries. The benefit for income taxes for the quarter ended June 30, 2006 was $(18) thousand compared to a $(0.2) million benefit in the same three-month period in 2005. The benefit for income taxes for the three months ended June 30, 2006 was composed of a $0.5 million current income tax expense, which was mostly offset by a $(0.5) million deferred income tax benefit. The 2005 benefit for income taxes of $(0.2) million was composed of a $0.4 million current income tax expense and a $(0.6) million deferred income tax benefit.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded income of $(33.1) million for the three-month period ended June 30, 2006 as compared to income of $(20.6) million for the same three-month period of 2005 associated with the interests of non-controlling partners in Inergy. The increase of $12.5 million in income is primarily the result of a $4.6 million increase in incentive distribution rights received by the Company from Inergy, which had the effect of reducing the interest of non-controlling partners in Inergy’s net income. Net loss of Inergy was $32.4 million for the three months ended June 30, 2006 compared to $24.1 million for the same 2005 period. This increase in net loss also contributed to a higher related income.

Net Income (Loss). Net loss was $(0.3) million for the three months ended June 30, 2006 compared to a net loss of $(4.8) million for the same three-month period in 2005. The $4.5 million decrease in net loss was primarily attributable to a $12.5 million increase in income related to the interest of non-controlling partners in Inergy’s net (income) loss as well as a higher gross profit at Inergy in the 2006 period. Partially offsetting these increases in net income was an $11.2 million increase in operating and administrative expenses, a $6.7 million increase in depreciation and amortization, and a $4.1 million increase in interest expense, all primarily the result of acquisitions.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

The following table summarizes the consolidated income statement components for the nine months ending June 30, 2006 and 2005, respectively (dollars in thousands):

	Nine Months Ended June 30,		Change
	2006	2005	In Dollars	Percentage
Revenue	$1,130,685	$845,495	$285,190	33.7%
Cost of product sold	801,597	593,690	207,907	35.0%

Gross profit	329,088	251,805	77,283	30.7%
Operating and administrative expenses	190,034	146,454	43,580	29.8%
Depreciation and amortization	58,695	35,138	23,557	67.0%

Operating income	80,359	70,213	10,146	14.5%
Interest expense, net	(42,541)	(24,671)	(17,870)	72.4%
Write-off of deferred financing costs	—	(7,588)	7,588	(100.0)%
Loss on sale of property, plant and equipment	(2,432)	(170)	(2,262)	1330.6%
Finance charges	2,176	1,488	688	46.2%
Other	636	246	390	158.5%

Income before income taxes and interest of non-controlling partners in Inergy’s net income	38,198	39,518	(1,320)	(3.3)%
Provision for income taxes	(1,183)	(775)	(408)	52.6%
Interest of non-controlling partners in Inergy, L.P.’s net income	(24,601)	(31,811)	7,210	(22.7)%

Net income	$12,414	$6,932	$5,482	79.1%

The following table summarizes revenues, including associated volume of gallons sold, for the nine months ending June 30, 2006 and 2005, respectively (dollars in millions):

	Revenues				Gallons
	Nine Months Ended June 30,		Change		Nine Months Ended, June 30,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$603.1	$443.7	$159.4	35.9%	310.5	269.7	40.8	15.1%
Wholesale propane	284.9	264.5	20.4	7.7%	296.0	325.9	(29.9)	(9.2)%
Other retail	133.9	95.6	38.3	40.1%	—	—	—	—
Storage, fractionation, and midstream	108.8	41.7	67.1	160.9%	—	—	—	—

Total	$1,130.7	$845.5	$285.2	33.7%	606.5	595.6	10.9	1.8%

Volume. During the nine months ended June 30, 2006, we sold 310.5 million retail gallons of propane, an increase of 40.8 million gallons or 15.1% over the 269.7 million retail gallons sold during the same nine-month period in 2005. This period over period increase was principally due to acquisition-related volume, which resulted in higher gallons sales of approximately 90.2 million, including volume related to the acquisitions of Star Gas Propane, L.P. and Dowdle Gas, Inc., as well as the impact from the ten other retail propane companies for which results are only included in the 2005 and 2006 periods subsequent to the date of acquisition. Partially offsetting the increase from acquisition-related volume was a $49.4 million decline in gallons sold predominantly related to lower volume sales at existing locations due to warmer weather in the 2006 period and customer conservation as a result of higher propane cost. Weather was approximately 7% warmer in our comparable areas of operations in the nine months ended June 30, 2006 compared to the same nine-month period in 2005 and the average cost of propane was approximately 29.6% higher in the 2006 period.

Wholesale gallons delivered during the nine months ended June 30, 2006 were 296.0 million gallons compared to 325.9 million gallons during the same nine-month period in 2005, a decline of 29.9 million gallons arising primarily due to warmer weather during the nine months ended June 30, 2006 versus the comparable prior year period.

Revenues. Revenues for the nine months ended June 30, 2006 were $1,130.7 million, an increase of $285.2 million, or 33.7%, from $845.5 million during the same nine-month period in 2005.

Revenues from retail propane sales were $603.1 million for the nine months ended June 30, 2006, an increase of $159.4 million, or 35.9%, from $443.7 million during the same nine-month period in 2005. This period over period increase was primarily the result of $171.0 million of acquisition-related sales together with an increase of approximately $80.1 million due to higher selling prices of propane, which was driven by higher cost per gallon of propane. These factors contributing to higher retail propane revenues were partially offset by a $91.7 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $284.9 million for the nine months ended June 30, 2006, an increase of $20.4 million or 7.7%, from $264.5 million during the same nine-month period in 2005. Approximately $49.2 million of this increase was attributable to the higher selling price resulting from the higher cost of propane, and approximately $5.2 million was attributable to acquisition-related volume. Offsetting these increases was a $34.0 decline in volume sales in our existing operations as discussed above.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $133.9 million for the nine months ended June 30, 2006, an increase of $38.3 million or 40.1% from $95.6 million during the same nine-month period in 2005. This increase was primarily due to acquisition-related volume, which contributed approximately $34.2 million of this increase, with the balance of $4.1 million predominantly related to the higher selling price of distillates.

Revenues from storage, fractionation and other midstream activities were $108.8 million for the nine months ended June 30, 2006, an increase of $67.1 million or 160.9% from $41.7 million during the same nine-month period in 2005. Approximately $35.0 million of this increase was due to higher volumes and sales prices of natural gas, butane, and isobutane with the remainder of the $32.1 million increase predominantly resulting from the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold for the nine months ended June 30, 2006 was $361.8 million, an increase of $119.4 million or 49.3%, from $242.4 million during the same nine-month period in 2005. This increase resulted from several factors, including an approximate $99.4 million increase due to higher volume from acquisitions, an approximate $54.8 million increase attributable to the higher average cost of propane, and an approximate $19.6 million increase due to non-cash charges from derivative contracts associated with retail propane fixed price sales contracts. These factors contributing to a higher cost of product sold were partially offset by an approximate $54.4 million decline in cost of product sold as a result of lower retail volume sales at our existing locations as discussed above. The $19.6 million non-cash charge results primarily from the delivery of propane under contract to the retail customers and a decrease in the market price of propane in the nine months ended June 30, 2006, since recognizing an approximate $19.4 million non-cash gain in the quarter ended September 30, 2005 on these derivative contracts.

Wholesale propane cost of product sold for the nine months ended June 30, 2006 was $277.1 million, an increase of $17.3 million or 6.7%, from $259.8 million during the same nine-month period in 2005. Contributing to these higher costs was an approximate $45.3 million increase due to a higher average cost of product and an approximate $5.3 million increase from acquisition-related volume, partially offset by an approximate $33.3 million decline in cost of product sold as a result of lower volume sales as discussed above.

Other retail cost of product sold was $84.7 million for the nine months ended June 30, 2006, an increase of $25.0 million from $59.7 million during the same nine-month period in 2005. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $78.0 million for the nine months ended June 30, 2006, an increase of $46.2 million, or 145.3%, from $31.8 million during the same nine-month period in 2005. Approximately $34.3 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutane at the West Coast NGL operations with the remaining increase of $11.9 million predominantly due to acquisition-related volume from the Stagecoach natural gas storage facility.

Our cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs, including fuel costs, repair and maintenance and lease expense. These costs approximated $48.7 million and $32.1 million for the nine months ended June 30, 2006 and 2005, respectively. In addition, depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $11.3 million and $7.6 million for the nine months ended June 30, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $241.3 million for the nine months ended June 30, 2006 compared to $201.3 million in the same nine-month period in 2005. This $40.0 million, or 19.8%, increase was primarily attributable to higher retail gallons sold resulting from acquisitions, which accounted for approximately $71.6 million of the increase. Also contributing $25.3 million to the increase was a higher margin per gallon, which resulted primarily from our ability to increase selling prices in certain markets in excess of our increased cost of propane. These factors contributing to a higher period over period gross profit were partially offset by an approximate $37.3 million reduction in retail propane gross profit at our existing locations as a result of lower volume sales discussed above, as well as by the $19.6 million non-cash charge from derivative contracts as described above.

Wholesale propane gross profit was $7.8 million for the nine months ended June 30, 2006 compared to $4.7 million in the same nine-month period in 2005, an increase of $3.1 million or 66.0%. Approximately $3.9 million of this increase resulted from increased margin per gallon from our existing business. This increase was partially offset by an approximate $0.8 million reduction in wholesale propane gross profit at our existing locations as a result of lower volume sales discussed above.

Other retail gross profit was $49.2 million for the nine months ended June 30, 2006 compared to $35.9 million in the same nine-month period in 2005, an increase of $13.3 million or 37.0%. This period over period increase was primarily acquisition-related and included service, appliance and distillate gross profits as well as the higher selling price of distillates.

Fractionation, storage, and other midstream gross profit was $30.8 million for the nine months ended June 30, 2006 compared to $9.9 million in the same nine-month period in 2005, an increase of $20.9 million, or 211.1%. Approximately $20.2 million of this increase was acquisition-related with the balance due to volume and margin increases in our existing business.

Operating and Administrative Expenses. Operating and administrative expenses increased to $190.0 million for the nine months ended June 30, 2006 compared to $146.5 million in the same nine-month period in 2005. The higher operating and administrative expenses was primarily attributable to an increase in personnel expenses of $24.6 million, higher general operating expenses of $11.8 million, including insurance, professional services and facility costs, and increased vehicle costs of $7.1 million. Included in the personnel costs in the nine months ended June 30, 2006 is $2.3 million of one-time bonuses related to the conversion of the subordinated units to common units. These higher costs were driven primarily from acquisitions and were partially offset by integration efficiencies and lesser variable expenses as a result of lesser volumes at existing locations.

Depreciation and Amortization. Depreciation and amortization increased to $58.7 million for the nine months ended June 30, 2006 from $35.1 million during the same nine-month period in 2005 primarily as a result of retail propane acquisitions.

Interest Expense. Interest expense increased to $42.5 million for the nine months ended June 30, 2006 from $24.7 million during the same nine-month period in 2005, primarily due to an increase in the average debt outstanding including the additional financing related to acquisitions and capital improvement projects, as well as higher average interest rates. During the nine months ended June 30, 2006, the company capitalized $0.2 million of interest related to certain capital improvement projects mentioned above.

Write-off of Deferred Financing Costs. A charge of $7.6 million was recorded during the nine-month period ended June 30, 2005 as a result of a write-off of the deferred financing costs associated with the repayment of the previously existing credit agreement and the 364-day facility. No such charge was recorded during the nine months ended June 30, 2006.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes is primarily related to certain of our corporate subsidiaries. The provision for income taxes increased to $1.2 million for the nine-month period ended June 30, 2006 from $0.8 million in the same nine-month period in 2005. The provision for income taxes of $1.2 million in the nine months ended June 30, 2006 was composed of $1.8 million of current income tax expense and $(0.6) million of deferred income tax benefit. The 2005 provision for income taxes of $0.8 million was composed of $1.6 million of current income tax expense and $(0.8) million of deferred income tax benefit.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded expense of $24.6 million for the nine-month period ended June 30, 2006 as compared to expense of $31.8 million for the same nine-month period in 2005 associated with the interests of non-controlling partners in Inergy. The decrease of $7.2 million in expense is primarily the result of a $7.9 million increase in incentive distribution rights received by the Company from Inergy, which had the effect of reducing the interest of non-controlling partners in Inergy’s net income. Net income of Inergy was $40.2 million in the nine months ended June 30, 2006 compared to $41.8 million in the same 2005 period. This slight decline also contributed to a lower related expense.

Net Income. Net income was $12.4 million for the nine months ended June 30, 2006 compared to net income of $6.9 million for the same nine-month period in 2005. The $5.5 million increase in net income was primarily attributable to a $7.2 million decrease in expense related to the interest of non-controlling partners in Inergy’s net income as well as a higher gross profit at Inergy in the 2006 period. Partially offsetting these increases to net income were increases in operating and administrative expenses, depreciation and amortization, interest expense, and the provision for income taxes. The increases in these expense related items were primarily attributable to acquisitions.

Liquidity and Sources of Capital

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

Net operating cash inflows were $109.0 million and $77.8 million for the nine-month periods ending June 30, 2006 and 2005, respectively. The $31.2 million increase in operating cash flows was primarily attributable to the increase in net income and net changes in working capital balances.

Net investing cash outflows were $189.0 million and $611.6 million for the nine-month periods ending June 30, 2006 and 2005, respectively. Net cash outflows were primarily impacted by a $411.8 million decrease in cash outlays related to acquisitions, a $5.2 million decrease in capital expenditures and a $5.6 increase in proceeds received from the sale of property, plant and equipment.

Net financing cash inflows were $116.6 million and $554.3 million for the nine-month periods ending June 30, 2006 and 2005, respectively. Net cash inflows were primarily impacted by a $731.2 million period to period decrease in proceeds from issuance of long-term debt, a $182.5 million decrease in proceeds from the issuance of common units, a $20.9 million increase in distributions to non-controlling partners in Inergy, L.P., and a $5.6 million decrease in net proceeds from partners’ contributions. Offsetting these decreases in cash inflows was a $436.9 million decrease in payments on long-term debt, a $41.3 million decrease in distributions, an $18.3 million decrease in deferred financing cost payments, a $3.0 million decrease in payments for the purchase of subordinated units in Inergy, and a $3.0 million decrease in payments for the redemption of members’ interest.

In October 2005, the underwriters of a September 2005 6,500,000 common unit offering exercised a portion of their over-allotment provision and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.7 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement (as defined below).

On January 11, 2006, Inergy and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. The senior unsecured notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The senior unsecured notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The notes have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed. On May 18, 2006, Inergy completed an offer to exchange its existing 8.25% Senior Unsecured Notes due 2016 for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

On March 23, 2006, Inergy’s shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement.

In June 2006, Inergy issued 4,312,500 common units in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of approximately $103 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under Inergy’s Credit Agreement with the remainder to be used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

Inergy has identified internal growth projects related to its Stagecoach and West Coast NGL midstream assets that are expected to require a capital investment of approximately $225 million to complete. These projects include expansion of the Stagecoach natural gas storage facility, which is expected to increase working storage capacity of natural gas to approximately 26.6 Bcf through the addition of approximately 13 Bcf of storage to the existing 13.6 Bcf working storage capacity. This expansion is expected to be in service by the fall of 2007, subject to the approval by the Federal Energy Regulatory Commission (FERC). Stagecoach is also expected to construct pipelines that will connect Stagecoach to certain strategic existing or proposed pipelines, which we believe will enhance and further diversify our supply sources. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by January 2008.

On August 1, 2006, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the periodic sale of up to $200 million of common units representing limited partnership interests. Upon effectiveness of the shelf registration statement, the Company will be permitted to issue these securities from time to time for general partnership purposes, including debt repayment, future acquisitions, capital expenditures, purchases of limited partnership units of Inergy and working capital, or for other potential uses identified in a prospectus supplement.

The following table summarizes the aggregate amounts to be paid on our long-term debt and operating lease obligations during the next five years ending June 30 and thereafter (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$53,058	$52,237	$78,212	$47,770	$47,332	$806,659	$1,085,268
Future minimum lease payments under noncancelable operating leases	$6,664	$5,620	$4,203	$2,664	$1,453	$3,301	$23,905
Standby letters of credit	$20,928	$3,671	$500	$—	$190	$—	$25,289
Fixed price purchase commitments	$223,282	$—	$—	$—	$—	$—	$223,282

(a)	$129.4 million of our long-term debt is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 6.61% and 8.50% at June 30, 2006. These rates have been applied for each period presented in the table.

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

Description of Credit Facility

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were 6.859% at June 30, 2006, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.61% and 8.50% at June 30, 2006. At June 30, 2006, there were no borrowings outstanding under the Credit Agreement for either the Working Capital Facility or the Acquisition Facility. In January 2006, Inergy issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers and used the net proceeds to repay outstanding indebtedness under the Acquisition Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have long-term debt and a revolving line of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2006, we had floating rate obligations totaling approximately $4.4 million for amounts borrowed under credit agreements and an additional $100 million of floating rate obligations as a result of interest rate swap agreements as discussed below.

To manage interest rate risk exposure, during the quarter ending March 2005, Inergy entered into four interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate on the notes due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6 month LIBOR interest rate plus spreads between 1.95% and 2.20% applied to the same notional amount of $100 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the nine months ended June 30, 2006, Inergy recognized an approximate $5.5 million decrease in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other liabilities. The fair value of the interest rate swaps was $7.1 million at June 30, 2006.

If the floating rate were to fluctuate by 100 basis points from June 2006 levels, our interest expense would change by a total of approximately $1.0 million per year.

Commodity Price, Market and Credit Risk

Inherent in our contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy provides for such risks at the time derivative financial instruments are adjusted to fair value and when specific risks become known. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits and letters of credit, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments as of June 30, 2006 include fixed price payor for 5.4 million barrels of propane and heating oil and 1.7 million MMBTUs of natural gas, and fixed price receiver for 4.2 million barrels of propane and heating oil and 1.7 million MMBTUs of natural gas. The notional amounts and terms as of September 30, 2005 include fixed price payor for 11.0 million barrels of propane and heating oil and 1.9 millions MMBTUs of natural gas, and fixed price receiver for 12.7 million barrels of propane and heating oil and 1.9 million MMBTUs of natural gas. Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of June 30, 2006 and September 30, 2005 was assets of $31.2 million and $58.4 million, respectively, and liabilities of $22.8 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to Inergy’s risk management activities for the nine months ended June 30, 2006 and the same nine-month period in 2005 where settlement has not yet occurred (in thousands):

	Nine Months Ended June 30,
	2006	2005
Net fair value gain (loss) of contracts outstanding at beginning of period	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the period	—	1,881
Net change in physical exchange contracts	2,454	(4,904)
Change in fair value of contracts attributable to market movement during the year	2,080	14,531
Realized (gains)	(4,903)	(2,655)

Net fair value of contracts outstanding at end of period	$8,415	$2,227

Of the outstanding fair value as of June 30, 2006, nearly all contracts had a maturity of one year or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.1 million in the market value of the contracts as there were approximately 0.9 million gallons of net unbalanced positions at June 30, 2006.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective as of June 30, 2006. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements of this Form 10Q is hereby incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.	Exhibits

	10.1	Credit Agreement dated as of July 22, 2005 among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust.

	31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: August 9, 2006	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)