Form 10-K
period 2006-09-30
INERGY HOLDINGS, L.P.
filed 2006-12-07
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

(816) 842-8181

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partnership interests	NASDAQ Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 6,371,070 common units of the registrant held by non-affiliates computed by reference to the $35.52 closing price of such common units on November 1, 2006, was approximately $226.3 million. The aggregate market value of the 6,394,300 common units of the registrant held by non-affiliates computed by reference to the $35.09 closing price of such common units on March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224.4 million. As of November 20, 2006, the registrant had 20,000,000 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

•	Throughout this report,

(1)	when we use the terms “we,” “us,” “our company,” “Holdings,” or “Inergy Holdings, L.P.,” we are referring either to Inergy Holdings, L.P., the registrant itself, or to Inergy Holdings, L.P. and its operating subsidiaries collectively, as the context requires. The wholly owned subsidiaries of Inergy Holdings, L.P. are Inergy Partners, LLC (“Partners”), New Inergy Propane, LLC (“NIP”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”), Wilson Oil Company of Johnston County, Inc. (“Wilson”), and Rolesville Oil & Gas Company, Inc. (“Rolesville”).

(2)	when we use the terms “Inergy,” or “Inergy, L.P.,” we are referring to Inergy L.P., and its wholly owned subsidiaries. Inergy, L.P. is a controlled subsidiary of Inergy Holdings, L.P.

(3)	when we use the term “Inergy Propane,” we are referring to Inergy Propane, LLC itself, or to Inergy Propane, LLC and its operating subsidiaries collectively, as the context requires. Inergy Propane, LLC is a wholly owned subsidiary of Inergy, L.P.

(4)	when we use the term “finance company,” we are referring to Inergy Finance Corp., a subsidiary of Inergy, L.P., formed on September 21, 2004.

(5)	when we use the term “general partner,” we are referring to Inergy Holdings GP, LLC.

•	Our general partner is responsible for the management of our company and its operations are governed by a board of directors. Our general partner does not have economic rights to allocations or distributions from our company and does not receive a management fee, but it is reimbursed for expenses incurred on our behalf.

INERGY HOLDINGS, L.P.

PART I

Item 1. Business.

Recent Developments

Effective on October 1, 2006, Inergy acquired Bath Storage Facility, located in Bath, NY, a liquefied petroleum gas (“LPG”) storage facility from Bath Petroleum Storage, Inc. Bath Storage is a 1.2 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 15 – 17 rail cars per day and 15 truck transports per day. Bath Storage is a demand driven, fee-based storage facility.

On October 6, 2006, Inergy acquired the assets of Columbus Butane Company, Inc., and related companies (Columbus Butane) headquartered in Columbus, MS. At the time of acquisition, Columbus Butane delivered retail propane to over 15,000 customers from 13 retail locations.

On October 31, 2006, Inergy acquired the assets of Hometown Propane, Inc. headquartered in Campbell, NY, and on November 8, 2006, Inergy acquired the assets of Mideastern Oil Company, Inc. headquartered in Salisbury, MD. At the time of acquisition, each company delivered retail propane to over 800 customers.

General

Inergy Holdings, L.P.

Our cash-generating assets consist of our partnership interests, including incentive distribution rights in Inergy, L.P. (NASDAQ symbol: NRGY), a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. In addition to Inergy’s retail and wholesale propane business, Inergy also owns and operates a midstream operation including a natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business.

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

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2006, Inergy has acquired 59 companies for an aggregate purchase price of approximately $1.4 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets and liabilities of ten propane companies acquired during fiscal 2006 for an aggregate purchase price of approximately $186.3 million. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests in Inergy as of September 30, 2006, consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.0% general partner interest in Inergy;

•	3,787,340 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 8.4%;

•	769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy common units at a specified conversion rate upon the commercial operation of the Stagecoach expansion project; and

•	all of the incentive distribution rights in Inergy, which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

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

The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by Inergy as certain target distribution levels are reached. They generally entitle us to receive 13.0% of all cash distributed in a quarter after each Inergy unit has received $0.33 for that quarter, 23.0% of all cash distributed after each Inergy unit has received $0.375 for that quarter and 48.0% of all cash distributed after each Inergy unit has received $0.45 for that quarter. For the quarter ended September 30, 2006, Inergy declared a distribution of $0.555 per unit, which resulted in our company receiving approximately $8.2 million in distributions comprised of approximately $2.1 million from the limited partnership units we own of Inergy, approximately $0.3 million from our 1.0% non-managing general partner interest in Inergy and approximately $5.8 million from the incentive distribution rights of Inergy.

On October 24, 2006, we declared a quarterly distribution on our common units of $0.375 per limited partner unit, or $1.50 per limited partner unit on an annualized basis.

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the NASDAQ National Market under the symbol “NRGP.” We electronically file certain documents with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost after the filing thereof on our website at www.inergypropane.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

Inergy, L.P.

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of its initial public offering on July 31, 2001. Inergy owns and operates, principally through its operating company, Inergy Propane, LLC, a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also operates a midstream business that includes a natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business.

Inergy believes it is the fifth largest propane retailer in the United States, excluding cooperatives, based on retail propane gallons sold. Inergy’s propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. Inergy markets its propane products under various regional brand names including, among others: Arrow Gas, Blue Flame, Bradley Propane, Burnwell Gas, Country Gas, Dowdle Gas, Gaylord Gas, Hancock Gas, Highland Propane, Hoosier Propane, Independent Propane, Maingas, McCracken, Modern Gas, Moulton Gas Service, Northwest Energy, Ohio Gas, Pearl Gas, Pro Gas, Pulver Gas, United Propane, and Tru-Gas. As of November 1, 2006, Inergy serves approximately 700,000 retail customers in Alabama, Arkansas, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin from 341 customer service centers which have an aggregate of approximately 30.6 million gallons of above-ground propane storage capacity. In addition to its retail propane business, Inergy operates a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to its customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and Southeast.

Inergy also owns and operates a midstream operation including the following assets:

•	the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with approximately 13.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. The facility is fee-based and is currently 100% committed primarily with investment grade-rated companies with term contracts that have a weighted average maturity extending to April 2010. Located 150 miles northwest of New York City, the Stagecoach facility is among the closest natural gas storage facilities to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line and is a significant participant in the northeast United States natural gas distribution system.

•	an NGL business in Bakersfield, California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

•	the Bath Storage Facility, a liquefied petroleum gas (“LGP”) storage facility with a 1.2 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 15 – 17 rail cars per day and 15 truck transports per day.

Inergy has grown primarily through acquisitions. Including its initial acquisition of McCracken Oil & Propane Company in 1996, and through September 30, 2006, Inergy has completed 59 acquisitions (including two midstream businesses) in numerous states. Effective December 1, 2004, Inergy closed on the purchase of Star Gas Propane, L.P. (“Star Gas”), its largest acquisition. When acquired, Star Gas was servicing approximately 345,000 customers from approximately 120 customer service centers in the Midwest, Northeast, Florida, and Georgia.

The following chart sets forth information about each business Inergy acquired during the fiscal year ended September 30, 2006, and through the date of this filing:

Acquisition Date	Company	Location
October 2005	Atlas Gas Products, Inc.	Costonia, OH
October 2005	Dowdle Gas, Inc.	Columbus, MS
October 2005	Graeber Brothers, Inc.	Batesville, MS
January 2006	Propane Gas Services, Inc.	South Windsor, CT
March 2006	Delta Gas Company	Miami, FL
April 2006	Homestead Gas Company	Homestead, FL
July 2006	Firelands Propane	Ashland, OH
July 2006	Deyo’s Fuel	Ticonderoga, NY
September 2006	Country Gas, Inc.	Sumiton, AL
September 2006	Fisher’s Hoosier Propane	Albany, NY

Acquisitions after September 30, 2006
October 2006	Bath Storage Facility	Bath, NY
October 2006	Columbus Butane Company, Inc.	Columbus, MS
October 2006	Hometown Propane, Inc.	Campbell, NY
November 2006	Mideastern Oil Company, Inc.	Salisbury, MD

Industry Background and Competition

Propane

Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Inergy’s retail propane business consists principally of transporting propane to its customer service centers and other distribution areas and then to tanks located on its customers’ premises. Retail propane falls into four broad categories: residential, industrial, commercial, and agricultural. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

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

In addition to competing with alternative energy sources, Inergy competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Inergy believes that the 10 largest retailers account for approximately 41% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Inergy’s customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Inergy’s typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

The propane distribution industry is characterized by a large number of relatively small, independently owned and locally operated distributors. Each year, a significant number of these local distributors have sought to sell their business for reasons that include, among others, retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation, and Inergy, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. Inergy expects this acquisition market to continue for the foreseeable future.

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

Midstream

Inergy owns, as part of its midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York which it acquired in August 2005. Inergy also owns a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy believes these businesses complement its existing wholesale and supply operations and provide it with added long-term strategic benefits.

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

Underground natural gas storage facilities are a critical component of the North American natural gas transmission and distribution system. They provide an essential reliability cushion against unexpected disruptions in supply, transportation or markets, and allow for the warehousing of gas to meet expected seasonal and daily variability in demand. According to the Energy Information Administration, U.S. natural gas consumption is expected to grow at a compound annual growth rate of approximately 1.0% through 2025.

Most forecasts of North American natural gas supply and demand suggest a continuation of trends that will result in increased demand for natural gas storage capacity. Seasonal and weather sensitive demand sectors (residential and commercial heating demand and gas-fired power generation demand) have been growing and are expected to continue to do so, while the less seasonal industrial demand has been declining. Natural gas supply, meanwhile, has become almost entirely non-seasonal, requiring greater reliance on natural gas storage to respond to demand variability. On average, total North American natural gas consumption levels are approximately 40% higher in the winter months than summer months primarily due to the requirements of residential and commercial market sectors. These markets are very temperature sensitive with demand being highly variable both on a seasonal and a daily basis thus requiring that storage be capable of providing high maximum daily deliverability on the coldest days when storage due to infrastructure constraints provides as much as 50% of the market’s total requirement. Analysis has shown that seasonal winter demand has continued to show steady growth even though warmer winter temperature trends have muted the full impact of this increasing demand. Gas storage has facilitated the creation of a natural gas industry that is characterized by a production profile that is largely non-seasonal and a consumption profile that is highly seasonal and weather sensitive. Natural gas storage is essential in reallocating this inherent supply and demand imbalance.

In the natural gas storage business, there are significant barriers to entry, particularly in depleted reservoir storage such as the Stagecoach facility. Barriers include:

Geology: rock quality, depth, containment and reservoir size heavily influence development opportunities;

Geography: proximity to existing pipeline infrastructure, surface development, and complicated land ownership all combine to further increase the difficulty in developing and operating natural gas storage facilities;

Specialized skills: finding and retaining qualified and skilled natural gas storage professionals is a challenge in today’s competitive job market in the oil & gas sectors due to the specialized nature of the skills required; and

Development costs: costs for new natural gas storage capacity development have continued to increase.

Although there are significant barriers to entry within the natural gas storage industry, competition is robust. Competition for natural gas storage is primarily based on location, connectivity, and the ability to deliver natural gas in a timely and reliable manner. Inergy’s natural gas storage facility competes with other means of natural gas storage, including other depleted reservoir facilities, salt dome storage facilities, and liquefied natural gas and pipelines.

Storage capacity is held by a wide variety of market participants for a variety of purposes such as:

Reliability: local distribution companies (“LDCs”) hold the bulk of capacity and tend to use it in a manner relatively insensitive to gas prices, injecting gas into storage during the summer to meet fairly well-defined inventory targets, and withdrawing it in winter to meet peak load requirements while retaining a sufficient cushion of inventory to meet worst-case, late winter demands. For such customers with an obligation to serve core end use markets, the value of storage may be significantly greater than the price differential between winter and summer gas. LDCs will pay the price to secure the natural gas storage they need up to the cost of alternatives (i.e., long haul pipeline capacity or above-ground storage).

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

Arbitrage: energy merchants and other trading entities use storage for gas price arbitrage purposes, buying and injecting gas at times of low gas prices and withdrawing at times of higher prices as driven by the fundamentals of the natural gas market.

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

NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are typically used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Ethane is primarily used in the petrochemical industry as feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of iso-octane, and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.

Inergy’s NGL business located near Bakersfield, CA encounters competition from fully integrated oil companies, and independent NGL market participants. Each of Inergy’s competitors has varying levels of financial and personnel resources, and competition generally revolves around price, service and location. The majority of Inergy’s NGL processing and fractionation activities are processing mixed NGL streams for third-party customers and to support its NGL marketing activities under fee-based arrangements. These fees (typically in cents per gallon) are subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs. Inergy’s integrated midstream energy asset system affords it flexibility in meeting customers’ needs. While many companies participate in the natural gas processing business, few have a presence in significant downstream activities such as NGL fractionation and transportation, and NGL marketing as Inergy does. Inergy’s competitive position and presence in these downstream businesses allows it to extract incremental value while offering customers enhanced services, including comprehensive service packages.

Business Strategy

Inergy’s primary objective is to increase distributable cash flow for its unitholders, while maintaining the highest level of commitment and service to its customers. Inergy intends to pursue this objective by capitalizing on what it believes are its competitive strengths as follows:

Proven Acquisition Expertise

Since Inergy’s predecessor’s inception and through September 30, 2006, Inergy has acquired and successfully integrated 59 companies—57 propane companies and 2 midstream businesses. Inergy’s executive officers and key employees, each of whom average more than 15 years experience in the propane and energy-related industries, have developed business relationships with retail propane owners and businesses as well as other midstream industry participants throughout the United States. These significant industry contacts have enabled Inergy to negotiate most of its acquisitions on an exclusive basis. Inergy believes that this acquisition expertise should allow it to continue to grow through strategic and accretive acquisitions. Inergy’s acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to Inergy common unitholders on a per unit basis;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	propane and midstream businesses in attractive market areas;

•	propane businesses with established names with reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers; and

•	retention of key employees in acquired businesses.

High Percentage of Retail Sales to Residential Customers

Inergy’s retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2006, sales to residential customers represented approximately 69% of Inergy’s retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, Inergy believes that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, Inergy owns nearly 90% of the propane tanks located at its customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of Inergy’s customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Operations in Attractive Propane Markets

A majority of Inergy’s propane operations are concentrated in attractive propane market areas, where natural gas distribution is not cost-effective, margins are relatively stable, and tank control is relatively high. Inergy intends to pursue acquisitions in similar attractive markets.

Strong Wholesale Supply, Marketing and Distribution Business

One of Inergy’s distinguishing strengths is its procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2006, Inergy delivered approximately 365.3 million gallons of propane on a wholesale basis to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. Inergy also provides transportation services to these distributors through its fleet of transport vehicles, and price risk management services to its customers through a variety of financial and other instruments. The presence of Inergy’s trucks serving its wholesale customers allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. Inergy believes its wholesale business enables it to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because Inergy sells on a wholesale basis to many residential and commercial retailers, Inergy has an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for it. Inergy believes that it will have an adequate supply of propane to support its growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps Inergy avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Flexible Financial Structure

Inergy has a $350 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. As of November 1, 2006, Inergy had available capacity of approximately $328.5 million under its facilities. Inergy believes its available capacity under these facilities combined with its ability to fund acquisitions through the issuance of additional partnership interests will provide a flexible financial structure that will facilitate its acquisition strategy.

Operations

Inergy’s operations reflect two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

As of November 1, 2006, Inergy distributed propane to approximately 700,000 retail customers from 341 customer service centers in 28 states. Inergy markets propane primarily in rural areas, but also has a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. Inergy markets its propane primarily in the eastern half of the United States through its customer service centers using multiple regional brand names. The following table shows Inergy’s customer service centers by state:

State	Number of Customer Service Centers
Alabama	47
Arkansas	3
Connecticut	3
Florida	20
Georgia	5
Illinois	4
Indiana	27
Kentucky	2
Maine	4
Maryland	10
Massachusetts	5
Michigan	32
Mississippi	37
New Hampshire	3
New Jersey	4
New York	11
North Carolina	10
Ohio	25
Oklahoma	3
Pennsylvania	8
Rhode Island	1
South Carolina	3
Tennessee	10
Texas	35
Vermont	9
Virginia	8
West Virginia	3
Wisconsin	9

Total	341

From its customer service centers, Inergy also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances. Typical customer service centers consist of an office and service facilities, with one or more 12,000 to 30,000 gallon bulk storage tanks. Some of Inergy’s customer service centers also have an appliance showroom. Inergy has several satellite facilities that typically contain only large capacity storage tanks. As of November 1, 2006, Inergy had approximately 30.6 million gallons of above-ground propane storage capacity at its customer service centers and satellite locations.

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

During the fiscal year ended September 30, 2006, Inergy delivered approximately half of its propane volume to retail customers and half to wholesale customers. Inergy’s retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 69% to residential customers;

•	approximately 23% to industrial and commercial customers; and

•	approximately 8% to agricultural customers.

No single retail customer accounted for more than 1% of Inergy’s revenue during the fiscal year ended September 30, 2006.

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

Seasonality

The retail propane business is seasonal with weather conditions significantly affecting demand for propane. Inergy believes that the geographic diversity of its areas of operations helps to minimize its exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, Inergy believes its residential and commercial business to be relatively stable due to the following characteristics:

•	residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by Inergy’s customers;

•	loss of customers to competing energy sources has been low;

•	the tendency of customers to remain with Inergy due to the product being delivered pursuant to a regular delivery schedule and to Inergy’s ownership of nearly 90% of the storage tanks utilized by its customers; and

•	Inergy’s ability to offset customer losses through a combination of acquisitions and to a lesser extent, sales to new customers in existing markets.

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

Transportation Assets, Truck Fabrication and Maintenance

Inergy’s transportation assets are operated by L&L Transportation, LLC, a wholly owned subsidiary of Inergy Propane, LLC. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2006, Inergy owned a fleet of approximately 129 tractors, 219 transports, 1,158 bobtail and rack trucks and 644 other service vehicles. In addition to supporting its retail and wholesale propane operations, Inergy’s fleet is also used to deliver butane and ammonia for third parties and to distribute natural gasoline for various processors and refiners.

Inergy owns truck fabrication and maintenance facilities located in Indiana, Florida, and Texas. Inergy also has a trucking operation located in California as part of its NGL business. Inergy believes that its ability to build and maintain the trucks it uses in its propane operations significantly reduces the costs Inergy would otherwise incur in purchasing and maintaining its fleet of trucks.

Pricing Policy

Inergy’s pricing policy is an essential element in its successful marketing of propane. Inergy bases its pricing decisions on, among other things, prevailing supply costs, local market conditions and local management input. Inergy relies on its regional management to set prices based on these factors. Inergy’s local managers are advised regularly of any changes in the posted prices of its propane suppliers. Inergy believes its propane pricing methods allow it to respond to changes in supply costs in a manner that protects its customer base and gross margins. In some cases, however, Inergy’s ability to respond quickly to cost increases could cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.

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

Trademarks and Trade Names

Inergy uses a variety of trademarks and trade names which it owns, including “Inergy” and “Inergy Services.” Inergy believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of such companies and has been important to the continued success of the acquired businesses. Inergy’s most significant tradenames that it operates under are “Arrow Gas”, “Blue Flame”, “Bradley Propane”, “Burnwell Gas”, “Country Gas”, “Dowdle Gas”, “Gaylord Gas”, “Hancock Gas”, “Highland Propane”, “Hoosier Propane”, “Independent Propane”, “Maingas”, “McCracken”, “Modern Gas”, “Moulton Gas Service”, “Northwest Energy”, “Ohio Gas”, “Pearl Gas”, “Pro Gas”, “Pulver Gas”, “United Propane”, and “Tru-Gas.” Inergy regards its trademarks, trade names and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Wholesale Supply, Marketing and Distribution Operations

Inergy currently provides wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While its wholesale supply, marketing and distribution operations accounted for approximately 27% of total revenue, this business represented approximately 3% of Inergy’s gross profit during the fiscal year ended September 30, 2006.

Marketing and Distribution

One of Inergy’s distinguishing strengths is its procurement and distribution expertise and capabilities. Because of the size of its wholesale operations, Inergy has developed significant procurement and distribution expertise. This is partly the result of the unique background of Inergy’s management team, which has significant experience in the procurement aspects of the propane business. Inergy also offers transportation services to these distributors through its fleet of transport trucks and price risk management services to its customers through a variety of financial and other instruments. Inergy’s wholesale supply, marketing and distribution business provides Inergy with an additional income stream as well as extensive market intelligence and acquisition opportunities. In addition, these operations provide Inergy with more secure supplies and better pricing for its customer service centers. Moreover, the presence of Inergy’s trucks across the Midwest and Southeast allows it to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time.

Supply

Inergy obtains a substantial majority of its propane from domestic suppliers, with its remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2006, a majority of Inergy’s sales volume was purchased pursuant to contracts that have a term of one year; the balance of Inergy’s sales volume was purchased on the spot market. The percentage of Inergy’s contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Two suppliers, Sunoco, Inc. (14%) and Exxon Mobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the past fiscal year. Inergy believes its contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of Inergy’s propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to Inergy’s approximately 600 storage facilities. Inergy accomplishes this by using its transports and contracting with common carriers, owner-operators and railroad tank cars. Inergy’s customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, Inergy leases underground storage facilities from third parties under annual lease agreements.

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

Midstream Operations

Inergy’s natural gas storage facility (Stagecoach) was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with approximately 13.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, Stagecoach is currently connected to Tennessee Gas Pipeline Company’s 300 Line and is a significant participant in the northeast United States natural gas distribution system. Inergy is currently working on an expansion of its Stagecoach facility, which is expected to increase the working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to our existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by fall of 2007. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify our supply sources and provide interruptible wheeling opportunities to its shipper community.

Inergy’s NGL business, located near Bakersfield, CA, currently provides natural gas gathering/processing, liquids processing and fractionation, rail and truck terminalizing, propane storage, natural gas liquids transportation, and purchase and sale of LPG purity products.

For more information on Inergy’s reportable business segments, see Note 14 to the Consolidated Financial Statements.

Employees

We have no employees. However, as of November 1, 2006, Inergy had 2,908 full-time employees and 113 part-time employees. Of the 3,021 employees, 107 were general and administrative and 2,914 were operational. Of the operational employees, 155 were members of labor unions. Inergy believes that its relationship with its employees is satisfactory.

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

Inergy’s midstream operations are subject to federal, state and local regulatory authorities. Specifically, Inergy’s Stagecoach natural gas storage facility and related assets are subject to the regulation of the Federal Energy Regulatory Commission, or FERC. This federal and state regulation extends to such matters as:

•	rate structures;

•	rates of return on equity on invested capital;

•	recovery of costs associated with providing services;

•	the services that our regulated assets are permitted to perform;

•	the acquisition, construction and disposition of assets; and

•	to an extent, the level of competition in that regulated industry.

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate Inergy’s natural gas facilities that provide natural gas pipeline transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for such services are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), Inergy’s regulated subsidiary and owner of the Stagecoach facility. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. The Stagecoach facility currently has market-based rate authority from the FERC; however, there can be no guarantee that CNYOG will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach facility’s operating life. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or CNYOG’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

In addition, the Stagecoach facility’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity, if Inergy or one of its affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link Inergy’s facilities to the market area or if Inergy or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

There can be no assurance that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against such rates or loss of market-based rate authority could have an adverse impact on Inergy’s revenues associated with providing storage services.

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

In August, 2005, Congress enacted legislation that, among other matters, amends the NGA to make it unlawful for “any entity” to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services, including storage services such as those provided by the Stagecoach facility, subject to FERC regulation, in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful for any entity, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of FERC-regulated transportation services, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any entity. The new legislation also amends the NGA to give the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gas processing, or gathering, but does apply to activities of interstate gas pipelines and storage providers, as well as otherwise non-jurisdictional entities, such as gas processors, to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects an expansion of the FERC’s NGA enforcement authority.

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

Additionally, Inergy is subject to stringent federal, state and local environmental, health and safety laws and environmental regulations governing its operations. These laws and regulations impose limitations on the discharge and emission of pollutants and establish standards for the handling of solid and hazardous wastes. Applicable laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state or local statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. While propane is not a hazardous substance within the meaning of CERCLA, other chemicals used in Inergy’s operations may be classified as hazardous substances. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial liabilities and the issuance of injunctions restricting or prohibiting Inergy’s activities. Inergy has not received any notices that it has violated these environmental laws and regulations in any material respect and it has not otherwise incurred any material liability or capital expenditure thereunder.

For acquisitions that involve the purchase of real estate, Inergy conducts due diligence investigations to assess whether any material or waste has been sold from, or stored on, or released or spilled from any of that real estate prior to its purchase. This due diligence includes questioning the seller, obtaining representations and warranties concerning the seller’s compliance with environmental laws and performing site assessments. During these due diligence investigations, Inergy’s employees, and, in certain cases, independent environmental consulting firms, review historical records and databases and conduct physical investigations of the property to look for evidence of contamination, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations, or more stringent enforcement of existing requirements could affect Inergy’s operations. Inergy does not anticipate that its compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will require any material increase in its capital expenditures or otherwise have a material adverse effect on Inergy. To the extent that any environmental liabilities, or environmental, health or safety laws, or regulations are made more stringent, there can be no assurance that Inergy’s results of operations will not be materially and adversely affected.

Item 1A. Risk Factors.

Risks Inherent in Our Dependence on Distributions from Inergy, L.P.

Our only cash-generating assets are our partnership interests in Inergy, L.P., and our cash flow is therefore completely dependent upon the ability of Inergy to make distributions to its partners.

The amount of cash that Inergy can distribute to its partners each quarter, including us, principally depends upon the amount of cash Inergy generates from its operations, which amounts of cash will fluctuate from quarter to quarter based on, among other things:

•	the temperatures in Inergy’s operating areas;

•	the cost to Inergy of the propane it buys for resale;

•	the level of competition from other propane companies, natural gas storage providers and natural gas processors; and

•	other energy providers and the prevailing economic conditions.

In addition, the actual amount of cash Inergy will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures Inergy makes;

•	the cost of acquisitions or expansions, if any;

•	debt service requirements;

•	fluctuations in working capital needs;

•	restrictions on distributions contained in Inergy’s credit facility and senior notes;

•	Inergy’s ability to borrow under its working capital facility to make distributions;

•	prevailing economic conditions; and

•	the amount, if any, of cash reserves established by Inergy’s managing general partner in its discretion for the proper conduct of business.

If Inergy reduced its per unit distribution, we would have less cash available for distribution and would probably be required to reduce our per unit distribution. Furthermore, the amount of cash that Inergy has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, Inergy may be able to make cash distributions during periods when Inergy records losses and may not be able to make cash distributions during periods when Inergy records net income.

To the extent we purchase additional units from Inergy, our rate of growth may be reduced.

Our business strategy includes supporting the growth of Inergy by purchasing Inergy securities or lending funds to Inergy to provide funding for the acquisition of a business or asset or for an internal growth project. To the extent we purchase common units or securities such as the special units which are not entitled to a current distribution from Inergy, L.P., the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of Inergy incentive distribution rights, which distributions increase at a faster rate than those of our other securities.

The managing general partner of Inergy has the ability to limit or modify the incentive distributions we are entitled to receive in order to facilitate the growth strategy of Inergy.

We hold incentive distribution rights in Inergy that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of

$0.33 per Inergy unit in any quarter. A substantial portion of the cash flows we receive from Inergy is provided by these incentive distributions. There may be instances in which the amount of cash we receive from the incentive distributions could limit Inergy’s growth through acquisitions or expansions. This is because a potential acquisition or expansion might not be accretive to Inergy’s unitholders as a result of the significant portion of the cash flows attributable to such acquisition or expansion which would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition, expansion or issuance of units of Inergy, the cash flows associated with that acquisition or expansion could be accretive to Inergy’s unitholders as well as substantially beneficial to us. Accordingly, in order to facilitate acquisitions and expansions by Inergy, the managing general partner of Inergy may elect to limit the incentive distributions we are entitled to receive in all instances or with respect to a particular acquisition, expansion or unit issuance contemplated by Inergy. In doing so, the board of directors of the managing general partner would be required to consider both its fiduciary obligations to investors in Inergy as well as to us as its sole member. Our partnership agreement specifically permits our general partner to authorize the managing general partner of Inergy to limit or modify the incentive distribution rights held by us without approval by our unitholders, if our general partner determines that such limitation or modification does not adversely affect our limited partners in any material respect. If distributions on the incentive distribution rights were reduced for the benefit of the Inergy common units, the total amount of cash distributions we would receive from Inergy, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

A reduction in Inergy’s distributions will disproportionately affect the amount of cash distributions to which we are currently entitled.

Our ownership of the incentive distribution rights in Inergy entitles us to receive our pro rata share of specified percentages of total cash distributions made by Inergy with respect to any particular quarter only in the event that Inergy distributes more than $0.33 per unit for such quarter. As a result, the holders of Inergy’s common units have a priority over the holders of Inergy’s incentive distribution rights to the extent of cash distributions by Inergy up to and including $0.33 per unit for any quarter.

Our incentive distribution rights entitle us to receive increasing percentages, up to 48%, of all cash distributed by Inergy. Because the incentive distribution rights currently participate at the maximum 48% target cash distribution level in all distributions made by Inergy above the current distribution level, future growth in distributions we receive from Inergy will not result from an increase in the target cash distribution level associated with the incentive distribution rights.

Furthermore, a decrease in the amount of distributions by Inergy to less than $0.45 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.375 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from Inergy would have the effect of disproportionately reducing the amount of all distributions that we receive from Inergy based on our ownership interest in the incentive distribution rights in Inergy as compared to cash distributions we receive from Inergy on our approximate 1.0% general partner interest in Inergy and our Inergy common units.

The amount of cash distributions from Inergy that we will be able to distribute to unitholders will be reduced by general and administrative expenses and debt service, and reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including debt service. We may also establish reserves for future distributions during periods of limited cash flows. In addition, we may reserve funds to meet the right of our wholly owned subsidiary, Inergy Partners, LLC, to maintain its approximate 1.0% general partner interest in Inergy by making a capital contribution to Inergy when Inergy issues additional Inergy common units.

We may not realize any value from our investment in the Inergy special units.

In connection with the Stagecoach acquisition, we purchased 769,941 Inergy special units for $25 million. The special units are not entitled cash distributions and will convert into Inergy common units at a specified conversion rate upon the occurrence of one of certain events, including if and when the Stagecoach expansion project becomes commercially operational. The construction of the Stagecoach expansion project involves numerous uncertainties beyond Inergy’s control and may not become commercially operational on schedule or at all. If the completion of the Stagecoach expansion project is significantly delayed, our return on our investment in, and the corresponding value of, the special units will be reduced as we will not receive any distributions on the special units until they convert into common units. Furthermore, although the number of common units into which the special units convert increases each quarter by 3% on a compounded basis, the conversion ratio may not exceed 1.0 special unit to 1.43 Inergy common units (which conversion ratio will be reached on August 9, 2008). Therefore, if the special units have not converted by August 9, 2008, we will not receive any additional consideration for our investment in the special units between such date and the conversion date. The special units will be cancelled (1) if the special units have not converted into common units prior to August 9, 2015; or (2) if after August 9, 2008, Inergy elects not to pursue the Stagecoach expansion project and transfers the Stagecoach expansion project rights to Inergy Holdings, L.P. Once cancelled, the special units will have no value and we may lose the entire value of our $25 million investment. If the Stagecoach expansion project rights were transferred to us, because we do not operate or manage any assets we can provide no assurance that we would be able to complete the expansion project on schedule or at all.

Risks Inherent in Inergy, L.P.’s Business

Because we are substantially dependent on the distributions we receive from Inergy, risks to Inergy’s operations are also risks to us. We have set forth below risks to Inergy’s business and operations, the occurrence of which could negatively impact Inergy’s financial performance and decrease the amount of cash it is able to distribute to us.

If Inergy does not continue to make acquisitions on economically acceptable terms, its future financial performance will be limited.

The propane industry is not a growth industry because of increased competition from alternative energy sources. In addition, as a result of long-standing customer relationships that are typical in the retail home propane industry, the inconvenience of switching tanks and suppliers and propane’s higher cost as compared to other energy sources, Inergy may have difficulty in increasing its retail customer base other than through acquisitions. Therefore, while Inergy’s operating objectives include promoting internal growth, its ability to grow will depend principally on acquisitions. Inergy’s future financial performance depends on its ability to continue to make acquisitions at attractive prices. We cannot assure our unitholders that Inergy will be able to continue to identify attractive acquisition candidates in the future or that it will be able to acquire businesses on economically acceptable terms. In particular, competition for acquisitions in the propane business has intensified and become more costly. Inergy may not be able to grow as rapidly as it expects through its acquisition of additional businesses for various reasons, including the following:

•	Inergy will use its cash from operations primarily to service its debt and for distributions to unitholders and reinvestment in its business. Consequently, the extent to which Inergy is unable to use cash or access capital to pay for additional acquisitions may limit its growth and impair its operating results. Further, Inergy is subject to certain debt incurrence covenants under its bank credit agreement and the indentures that govern its 6.875% senior notes due 2014 and 8.25% senior notes due 2016 that may restrict its ability to incur additional debt to finance acquisitions.

•	Although Inergy intends to use its own securities as acquisition currency, some prospective sellers may not be willing to accept its securities as consideration.

•	Inergy will use cash for capital expenditures related to infrastructure expansions such as the Stagecoach expansion project, which will reduce its cash available to pay for additional acquisitions.

Moreover, acquisitions involve potential risks, including:

•	Inergy’s ability to integrate the operations of recently acquired businesses,

•	the diversion of management’s attention from other business concerns,

•	customer or key employee loss from the acquired businesses, and

•	a significant increase in Inergy’s indebtedness.

Inergy’s growth strategy includes acquiring entities with lines of business that are distinct and separate from its existing operations which could subject Inergy to additional business and operating risks.

Consistent with Inergy’s announced growth strategy and its acquisition of the Stagecoach assets, Inergy may acquire assets that have operations in new and distinct lines of business from its existing operations, including midstream assets. Integration of new business segments is a complex, costly and time-consuming process and may involve assets in which Inergy has limited operating experience. Failure to timely and successfully integrate acquired entities’ new lines of business with Inergy’s existing operations may have a material adverse effect on its business, financial condition or results of operations. The difficulties of integrating new business segments with existing operations include, among other things:

•	operating distinct business segments that require different operating strategies and different managerial expertise;

•	the necessity of coordinating organizations, systems and facilities in different locations;

•	integrating personnel with diverse business backgrounds and organizational cultures; and

•	consolidating corporate and administrative functions.

In addition, the diversion of Inergy’s attention and any delays or difficulties encountered in connection with the integration of the new business segments, such as unanticipated liabilities or costs, could harm its existing business, results of operations, financial condition or prospects. Furthermore, new lines of business will subject Inergy to additional business and operating risks which could have a material adverse effect on its financial condition or results of operations.

Inergy may be unable to successfully integrate its recent acquisitions.

One of Inergy’s primary business strategies is to grow through acquisitions. We cannot assure our unitholders that Inergy will successfully integrate acquisitions into its operations or that it will achieve the desired profitability from its acquisitions. Failure to successfully integrate these substantial acquisitions could adversely affect Inergy’s operations. The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization and integrating additional retail and wholesale distribution operations to Inergy’s existing supply, marketing and distribution operations;

•	coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters;

•	the diversion of management’s attention from other business concerns;

•	customer or key employee loss from the acquired businesses;

•	a significant increase in Inergy’s indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

In addition, Inergy may not realize all of the anticipated benefits from its acquisitions, such as cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher costs, unknown liabilities and fluctuations in markets.

Inergy’s indebtedness may limit its ability to borrow additional funds, make distributions to its unitholders, or capitalize on acquisition or other business opportunities, in addition to impairing its ability to fulfill its debt obligation under its senior notes.

As of September 30, 2006, Inergy had approximately $660 million of total outstanding indebtedness. Inergy’s leverage, various limitations in its credit facility, other restrictions governing its indebtedness and the indentures governing Inergy’s senior notes may reduce its ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

Inergy’s indebtedness and other financial obligations could have important consequences to unitholders. For example, they could:

•	make it more difficult for Inergy to make distributions to its unitholders;

•	impair Inergy’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general partnership purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of Inergy’s debt is, and will continue to be, at variable rates of interest;

•	have a material adverse effect on Inergy if it fails to comply with financial and restrictive covenants in its debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require Inergy to dedicate a substantial portion of its cash flow to payments of Inergy’s indebtedness and other financial obligations, thereby reducing the availability of Inergy’s cash flow to fund working capital, capital expenditures and other general partnership requirements;

•	limit Inergy’s flexibility in planning for, or reacting to, changes in its business and the propane industry; and

•	place Inergy at a competitive disadvantage compared to its competitors that have proportionately less debt.

If Inergy is unable to meet its debt service obligations and other financial obligations, it could be forced to restructure or refinance its indebtedness and other financial transactions, seek additional equity capital or sell its assets. Inergy may then be unable to obtain such financing or capital or sell its assets on satisfactory terms, if at all.

A change of control of Inergy’s managing general partner could result in Inergy facing substantial repayment obligations under its credit facility.

In addition, Inergy’s bank credit agreement and the indentures governing its senior notes contain provisions relating to change of control of Inergy’s managing general partner, the partnership, and Inergy’s operating company. If these provisions are triggered, Inergy’s outstanding bank indebtedness may become due. In such an event, there is no assurance that Inergy would be able to pay the indebtedness, in which case the lenders would have the right to foreclose on Inergy’s assets, which would have a material adverse affect on Inergy. There is no restriction on the ability of Inergy’s general partners to enter into a transaction which would trigger the change of control provisions.

Restrictive covenants in the agreements governing Inergy’s indebtedness may reduce its operating flexibility.

The indentures governing Inergy’s outstanding senior notes and agreements governing Inergy’s revolving credit facilities and other future indebtedness contain or may contain various covenants limiting Inergy’s ability and the ability of specified subsidiaries of Inergy to, among other things:

•	pay distributions on, redeem or repurchase Inergy’s equity interests or redeem or repurchase Inergy’s subordinated debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred securities;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from Inergy’s restricted subsidiaries to Inergy;

•	consolidate, merge or transfer all or substantially all of Inergy’s assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	create non-guarantor subsidiaries.

These restrictions could limit Inergy’s ability and the ability of its subsidiaries to obtain future financings, make needed capital expenditures, withstand a future downturn in Inergy’s business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Inergy’s bank credit agreement contains covenants requiring it to maintain specified financial ratios and satisfy other financial conditions. Inergy may be unable to meet those ratios and conditions. Any future breach of these covenants and Inergy’s failure to meet any of those ratios and conditions could result in a default under the terms of Inergy’s bank credit agreement, which could result in the acceleration of Inergy’s debt and other financial obligations. If Inergy were unable to repay these amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral.

Inergy is subject to operating and litigation risks that could adversely affect its operating results to the extent not covered by insurance.

Inergy’s operations are subject to all operating hazards and risks incident to handling, storing, transporting and providing customers with combustible products such as propane and natural gas. As a result, Inergy has been, and likely will be, a defendant in legal proceedings and litigation arising in the ordinary course of business. Inergy maintains insurance policies with insurers in such amounts and with such coverages and deductibles as it believes are reasonable and prudent. However, Inergy’s insurance may not be adequate to protect it from all material expenses related to potential future claims for personal injury and property damage. In addition, the occurrence of a serious accident, whether or not Inergy is involved, may have an adverse effect on the public’s desire to use its products.

Inergy’s operations are subject to compliance with environmental laws and regulations that can adversely affect Inergy’s results of operations and financial condition.

Inergy’s operations are subject to stringent environmental laws and regulations of federal, state, and local authorities. Such environmental laws and regulations impose numerous obligations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable laws, and restrictions on the generation, handling, treatment, storage, disposal, and transportation of certain materials and wastes. Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting Inergy’s activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. In the course of Inergy’s operations, materials or wastes may have been spilled or released from properties owned or leased by Inergy or on or under other locations where these materials or wastes have been taken for disposal. In addition, many of the properties owned or leased by Inergy were previously operated by third parties whose management, disposal, or release of materials and wastes was not under Inergy’s control. Accordingly, Inergy may be liable for the costs of cleaning up or remediating contamination arising out of its operations or as a result of activities by others who previously occupied or operated on properties now owned or leased by Inergy. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to Inergy as well as the industry in general.

Cost reimbursements due Inergy’s managing general partner may be substantial and will reduce the cash available for principal and interest on Inergy’s outstanding indebtedness.

Inergy reimburses its managing general partner and its affiliates, including officers and directors of its managing general partner, for all expenses they incur on Inergy’s behalf. The reimbursement of expenses could adversely affect Inergy’s ability to make payments of principal and interest on our outstanding indebtedness. Inergy’s managing general partner has sole discretion to determine the amount of these expenses. In addition, Inergy’s managing general partner and its affiliates provide Inergy with services for which Inergy is charged reasonable fees as determined by Inergy’s managing general partner in its sole discretion.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could cause Inergy to incur additional expenditures of time and financial resources.

Inergy has completed the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent auditors addressing these assessments. If, in the future, Inergy fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause Inergy to incur substantial expenditures of management time and financial resources to identify and correct any such failure.

Risks Related to Inergy’s Propane Operations

Since weather conditions may adversely affect the demand for propane, Inergy’s financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

Weather conditions have a significant impact on the demand for propane because Inergy’s customers depend on propane principally for heating purposes. As a result, warm weather conditions will adversely impact Inergy’s operating results and financial condition. Actual weather conditions can substantially change from one year to the next. Furthermore, warmer than normal temperatures in one or more regions in which Inergy operates can significantly decrease the total volume of propane it sells. Consequently, Inergy’s operating results may vary significantly due to actual changes in temperature. During the fiscal years ended September 30, 1999, 2000, 2002, 2004, 2005 and 2006 temperatures were significantly warmer than normal in Inergy’s areas of operation (based on the 30-year average consisting of years 1976 through 2005 published by the National Oceanic and Atmospheric Administration). We believe that Inergy’s results of operations during these periods were adversely affected as a result of this warm weather.

Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect Inergy’s profit margins.

The propane industry is a “margin-based” business in which gross profits depend on the excess of sales prices over supply costs. As a result, Inergy’s profitability is sensitive to changes in wholesale prices of propane caused by changes in supply or other market conditions. When there are sudden and sharp increases in the wholesale cost of propane, Inergy may not be able to pass on these increases to its customers through retail or wholesale prices. Propane is a commodity and the price Inergy pays for it can fluctuate significantly in response to changes in supply or other market conditions. Inergy has no control over supply or market conditions. In addition, the timing of cost pass-throughs can significantly affect margins. Sudden and extended wholesale price increases could reduce Inergy’s gross profits and could, if continued over an extended period of time, reduce demand by encouraging its retail customers to conserve or convert to alternative energy sources.

The highly competitive nature of the retail propane business could cause Inergy to lose customers or affect its ability to acquire new customers, thereby reducing its revenues.

Inergy has competitors and potential competitors who are larger and have substantially greater financial resources than it does, which may provide them with some advantages. Also, because of relatively low barriers to entry into the retail propane business, numerous small retail propane distributors, as well as companies not engaged in retail propane distribution, may enter Inergy’s markets and compete with it. Most of Inergy’s propane retail branch locations compete with several marketers or distributors. The principal factors influencing competition with other retail marketers are:

•	price;

•	reliability and quality of service;

•	responsiveness to customer needs;

•	safety concerns;

•	long-standing customer relationships;

•	the inconvenience of switching tanks and suppliers; and

•	the lack of growth in the industry.

We can make no assurances that Inergy will be able to compete successfully on the basis of these factors. If a competitor attempts to increase market share by reducing prices, Inergy may lose customers, which would reduce its revenues.

If Inergy is not able to purchase propane from its principal suppliers, Inergy’s results of operations would be adversely affected.

Most of Inergy’s total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Two of Inergy’s suppliers, Sunoco, Inc. (14%) and Exxon Mobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the fiscal year ended September 30, 2006. In the event that Inergy is unable to purchase propane from its significant suppliers, Inergy’s failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt its ability to satisfy customer demand, reduce its revenues and adversely affect its results of operations.

Competition from other energy sources may cause Inergy to lose customers, thereby reducing its revenues.

Competition from other energy sources, including natural gas and electricity, has been increasing as a result of reduced regulation of many utilities, including natural gas and electricity. Propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems and availability of natural gas in many areas that previously depended upon propane could cause Inergy to lose customers, thereby reducing its revenues.

Inergy’s business would be adversely affected if service at its principal storage facilities or on the common carrier pipelines it uses is interrupted.

Historically, a substantial portion of the propane purchased to support Inergy’s operations has originated at Conway, Kansas, Hattiesburg, Mississippi and Mont Belvieu, Texas and has been shipped to it through major common carrier pipelines. Any significant interruption in the service at these storage facilities or on the common carrier pipelines Inergy uses would adversely affect its ability to obtain propane.

If Inergy is not able to sell propane that it has purchased through wholesale supply agreements to either its own retail propane customers or to other retailers and wholesalers, the results of its operations would be adversely affected.

Inergy currently is party to propane supply contracts and expects to enter into additional propane supply contracts which require it to purchase substantially all the propane production from certain refineries. Inergy’s inability to sell the propane supply in its own propane distribution business, to other retail propane distributors or to other propane wholesalers would have a substantial adverse impact on its operating results and could adversely impact its capital liquidity.

Energy efficiency and new technology may reduce the demand for propane and adversely affect Inergy’s operating results.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for propane by retail customers. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand for propane and adversely affect Inergy’s operating results.

Due to Inergy’s limited asset diversification, adverse developments in its propane business could adversely affect Inergy’s operating results and reduce its ability to make distributions to its unitholders.

Inergy relies substantially on the revenues generated from its propane business. Due to Inergy’s limited asset diversification, an adverse development in this business would have a significantly greater impact on Inergy’s financial condition and results of operations than if it maintained more diverse assets.

Risks Related to Inergy’s Midstream Operations

Federal, state or local regulatory measures could adversely affect Inergy’s business.

Inergy’s operations are subject to federal, state and local regulatory authorities. Specifically, Inergy’s Stagecoach natural gas storage facility and related assets are subject to the regulation of the Federal Energy Regulatory Commission, or FERC.

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate Inergy’s natural gas facilities that provide natural gas pipeline transportation services in interstate commerce, including storage services. Natural gas companies may not charge rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. The Stagecoach facility currently has market-based rate authority from the FERC. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or the loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

In addition, the Stagecoach facility’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity, if Inergy or one of its affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link Inergy’s facilities to the market area or if Inergy or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

There can be no assurance that FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities. Any successful complaint or protest against Inergy’s rates or loss of our market-based rate authority could have an adverse impact on Inergy’s revenues associated with providing storage services. Failure to comply with applicable regulations under the NGA, Natural Gas Policy Act of 1978, Pipeline Safety Act of 1968 and certain other laws, and with implementing regulations associated with these laws could result in the imposition of administrative and criminal remedies and civil penalties of up to $1,000,000 per day, per violation.

Inergy’s storage business depends on neighboring pipelines to transport natural gas.

To obtain natural gas, Inergy’s storage business depends on the Tennessee Gas Pipeline Company’s 300-Line to which we have interconnect access. This pipeline is owned by parties not affiliated with Inergy. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on Inergy’s ability, and the ability of Inergy’s customers, to transport natural gas to and from Inergy’s facilities and have a corresponding material adverse effect on Inergy’s storage revenues. In addition, the rates charged by the interconnected pipeline for transportation to and from Inergy’s facilities affect the utilization and value of our storage services. Significant changes in the rates charged by the pipeline or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on Inergy’s storage revenues.

Inergy expects to derive a significant portion of its revenues from the Stagecoach facility from three customers, and the loss of one or more of these customers could result in a significant loss of revenues and cash flow.

Inergy expects to derive a significant portion of its revenues and cash flow in connection with the Stagecoach facility from its largest three customers comprised of Consolidated Edison Company, New Jersey Resources, and New Jersey Natural Gas. The loss, nonpayment, nonperformance or impaired creditworthiness of one or more of these customers could have a material adverse effect on Inergy’s business, results of operations and financial condition.

Inergy encounters competition from other natural gas storage companies.

Inergy’s principal competitors in its natural gas storage market include other storage providers including among others Dominion Resources, Inc., NiSource Inc., and El Paso Corporation. These major natural gas transmission companies have existing storage facilities connected to their systems that compete with certain of Inergy’s facilities. Pending and future construction projects, if and when brought on line, may also compete with the Stagecoach facility. Such projects may include FERC-certificated storage expansions and greenfield construction projects, as well as construction of liquefied natural gas, or LNG, facilities.

Expanding Inergy’s business by constructing new midstream assets subjects Inergy to construction risks.

One of the ways Inergy may grow its business is through the expansion of its existing storage facilities, such as the current Stagecoach expansion project. The construction of additional storage facilities or new pipeline interconnects involves numerous regulatory, environmental, political and legal uncertainties beyond Inergy’s control and may require the expenditure of significant amounts of capital. If Inergy undertakes these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, Inergy’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Inergy builds a new midstream asset, the construction will occur over an extended period of time, and Inergy will not receive material increases in revenues until after the project is placed in service. Moreover, Inergy may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve Inergy’s expected investment return, which could adversely affect Inergy’s results of operations and financial condition.

Inergy may not be able to retain existing customers or acquire new customers, which would reduce Inergy’s revenues and limit our future profitability.

The renewal or replacement of existing contracts with Inergy’s customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond Inergy’s control, including competition from other pipelines and storage providers, and the price of, and demand for, natural gas in the markets Inergy serves. The inability of Inergy’s management to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on Inergy’s profitability.

The fees charged by Inergy to third parties under transmission, transportation and storage agreements may not escalate sufficiently to cover increases in costs and the agreements may not be renewed or may be suspended in some circumstances.

Inergy’s costs may increase at a rate greater than the rate that the fees Inergy charges to third parties increase pursuant to our contracts with them. Furthermore, third parties may not renew their contracts with Inergy. Additionally, some third parties’ obligations under their agreements with Inergy may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond Inergy’s control, including force majeure events wherein the supply of either natural gas, are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of Inergy’s equipment or facilities or those of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with Inergy or if any third party suspends or terminates its contracts with Inergy, Inergy’s financial results would be negatively impacted.

Inergy’s business would be adversely affected if operations at any of its facilities were interrupted.

Inergy’s operations are dependent upon the infrastructure that it has developed, including, storage facilities and various means of transportation. Any significant interruption at these facilities or pipelines or Inergy’s or its customers’ inability to transmit natural gas to or from these facilities or pipelines for any reason would adversely affect Inergy’s results of operations. Operations at Inergy’s facilities could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within Inergy’s control, such as:

•	unscheduled turnarounds or catastrophic events at Inergy’s physical plants;

•	labor difficulties that result in a work stoppage or slowdown; and

•	a disruption in the supply of natural gas to Inergy’s storage facilities.

Risks Inherent in an Investment in Us

We are largely dependent on Inergy, L.P. for our growth. As a result of the fiduciary obligations of Inergy’s managing general partner, which is our wholly owned subsidiary, to the unitholders of Inergy, our ability to pursue business opportunities independently will be limited.

We currently intend to grow primarily through the growth of Inergy. While we are not precluded from pursuing business opportunities independent of Inergy, Inergy’s managing general partner, which is our wholly owned subsidiary, has fiduciary duties to Inergy unitholders which would make it difficult for us to engage in any business activity that is competitive with Inergy. Those fiduciary duties are applicable to us because we control the managing general partner through our ability to elect all of its directors. While there may be circumstances in which these fiduciary duties may be satisfied while allowing us to pursue business opportunities independent of Inergy, we expect such opportunities to be limited. Accordingly, we may be unable to diversify our sources of revenue in order to increase cash distributions to our unitholders.

A substantial portion of our partnership interests in Inergy are restricted and some are not publicly traded, which may limit our ability to sell these interests as well as interests in other subsidiaries that we own.

We own 3,787,340 Inergy common units, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. We therefore face restrictions on the volume of Inergy common units we can sell in any three-month period. Furthermore, there is no public market for Inergy’s special units and we do not expect one to develop. If we were required to sell special units for any reason, we likely would receive a discount to the current market price of Inergy’s common units, and that discount may be substantial. In addition, our investments in Inergy’s general partners and New Inergy Propane, LLC are illiquid, and our ability to sell such interests is limited because there is no market for them.

Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to holders of our common units.

Prior to making any distribution on our common units, we reimburse our general partner for expenses it incurs on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to holders of our common units. Our general partner has sole discretion to determine the amount of these expenses. In addition, our general partner and its affiliates may perform other services for us for which we will be charged fees as determined by our general partner.

The President and Chief Executive Officer of our general partner effectively controls us and Inergy through his control of our general partner and Inergy’s managing general partner.

The president and chief executive officer of both our general partner and Inergy’s managing general partner owns an economic interest of 54.9% in our general partner and has voting control of our general partner. He therefore controls our general partner and through it, the managing general partner of Inergy and may be able to influence unitholder votes. Control over these entities gives our president and chief executive officer substantial control over our and Inergy’s business and operations.

The control of our general partner may be transferred to a third party, and that party could replace our current management team, in each case without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owners of our general partner to transfer their ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and to control the decisions taken by the board of directors and officers.

Our unitholders cannot easily remove our general partner.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders did not elect our general partner or the directors of our general partner and will have no right to elect our general partner or the directors of our general partner on an annual or other continuing basis in the future.

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because affiliates of our general partner own more than one-third of our outstanding units, our general partner currently cannot be removed without the consent of our general partner and its affiliates.

Our unitholders’ voting rights are further restricted by the provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management.

As a result of these provisions, the price at which our common units trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Inergy’s unitholders have the right to remove Inergy’s general partner with the approval of the holders of 66 2/3% of all units, which would cause us to lose our general partner interest in Inergy and the ability to manage Inergy.

We currently manage Inergy through Inergy GP, LLC, Inergy’s managing general partner and our wholly owned subsidiary. Inergy’s partnership agreement, however, gives unitholders of Inergy the right to remove the managing general partner of Inergy upon the affirmative vote of holders of 66 2/3% of Inergy’s outstanding units. If Inergy GP, LLC were removed as managing general partner of Inergy, Inergy Partners, LLC, Inergy’s non-managing general partner and our wholly owned subsidiary, would receive cash or common units in exchange for it’s approximate 1.0% general partner interest and Inergy GP, LLC would lose its ability to manage Inergy. While the common units or cash we would receive are intended under the terms of Inergy’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest had we retained it.

Inergy may issue additional Inergy common units, which may increase the risk that Inergy will not have sufficient available cash to maintain or increase the per Inergy unit distribution level.

Inergy has wide latitude to issue additional Inergy common units, including Inergy common units that rank senior to the incentive distributions rights as to quarterly cash distributions, on the terms and conditions established by Inergy’s managing general partner. The payment of distributions on these additional Inergy common units may increase the risk that Inergy will be unable to maintain or increase the per Inergy unit distribution level.

If in the future we cease to manage and control Inergy through our direct and indirect ownership of the general partner interests in Inergy, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control Inergy and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.

Restrictions in our credit facility could limit our ability to make distributions to our unitholders.

Our credit facility contains covenants limiting our ability to incur indebtedness, grant liens, engage in transactions with affiliates and make distributions to our unitholders. This facility also contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distribution to unitholders if such distribution would cause an event of default or otherwise violate a covenant under this facility.

We may issue an unlimited number of limited partner interests without the consent of our unitholders, which will dilute a unitholders ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level.

Our general partner may cause us to issue an unlimited number of limited partner interests of any type, on terms and conditions established by our general partner, without unitholder approval. Such issuances may occur in connection with acquisitions or capital improvements by us or by Inergy or as a result of grants made under our long-term incentive plan.

The issuance of additional common units or other equity securities of equal rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting strength of each previously outstanding common unit may be diminished;

•	the ratio of taxable income to distributions may increase; and

•	the market price of the common units may decline.

Furthermore, our partnership agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

Our cash distribution policy limits our ability to grow.

Because we distribute all of our available cash, our growth may not be as rapid as businesses that reinvest their available cash to expand ongoing operations. In fact, our growth initially will be completely dependent upon Inergy’s ability to increase its quarterly distribution per unit because currently our only cash-generating assets are partnership interests in Inergy. If we issue additional units or incur debt to fund acquisitions and growth capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to maintain or increase our per unit distribution level.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse affect on our financial results and the market price of our common units.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common units. In addition, to the extent we or our independent registered public accounting firm identify a significant deficiency in our internal control over financial reporting, the resources and costs required to remediate such deficiency could have an adverse impact on our future results of operations.

Risks Related to Conflicts of Interest

Although we control Inergy through our ownership of its managing general partner, Inergy’s managing general partner owes fiduciary duties to Inergy and Inergy’s unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including Inergy’s managing general partner, on the one hand, and Inergy and its limited partners, on the other hand. The directors and officers of Inergy GP, LLC have fiduciary duties to manage Inergy in a manner beneficial to us, its owner. At the same time, the managing general partner has a fiduciary duty to manage Inergy in a manner beneficial to Inergy and its limited partners. The board of directors of Inergy GP, LLC will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to Inergy and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Inergy, on the other hand;

•	the determination of the amount of cash to be distributed to Inergy’s partners and the amount of cash to be reserved for the future conduct of Inergy’s business;

•	the determination of whether Inergy should use cash on hand, borrow or issue equity to raise cash to finance acquisitions or expansion capital projects, repay indebtedness, meet working capital needs, pay distributions to Inergy’s partners or otherwise;

•	the determination of the terms and purchase price applicable to any class of units sold in a private placement between us and Inergy; and

•	any decision we make in the future to engage in business activities independent of Inergy.

The fiduciary duties of our general partner’s officers and directors may conflict with those of Inergy GP, LLC, Inergy’s managing general partner.

Conflicts of interest may arise because of the relationships between Inergy GP, LLC, Inergy and us. Our general partner’s directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our unitholders. Simultaneously, a majority of our general partner’s directors and all of its officers are also directors and officers of Inergy GP, LLC, Inergy’s managing general partner, and have fiduciary duties to manage the business of Inergy in a manner beneficial to Inergy and Inergy’s unitholders. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

Our general partner has conflicts of interest and limited fiduciary responsibilities to us, which may allow it to favor its own interests to the detriment of our unitholders.

Our general partner owns a non-economic general partner interest in us and certain officers and directors of our general partner and certain officers and directors of the managing general partner of Inergy own an approximate 68.14% limited partner interest in us. In addition, certain officers of our general partner and certain officers and directors of the managing general partner of Inergy own approximately 86.90% of our general partner.

Conflicts of interest may arise between our general partner and us. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

Conflicts Relating to Control:

•	our general partner is allowed to take into account the interests of parties other than us, including Inergy and its affiliates and any other businesses acquired in the future, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•

our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing units, our unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•	our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves also affect the amount of cash available for distribution.

Conflicts Relating to Costs:

•	our general partner determines the amount and timing of investment transactions, asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines which of the costs incurred by our general partner and its affiliates are reimbursable by us; and

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

Our general partner may not be fully reimbursed for the use of its officers and employees by Inergy’s managing general partner.

Our general partner shares officers and administrative personnel with Inergy’s managing general partner to operate both our business and Inergy’s business. In that case, our general partner’s officers, who are also the officers of Inergy’s managing general partner, allocate, in their reasonable and sole discretion, the time its employees spend on our behalf and on behalf of Inergy. These allocations may not necessarily be the result of arms-length negotiations between Inergy’s managing general partner and our general partner. Although our general partner intends to be reimbursed for its employee’s activities, due to the nature of the allocations, this reimbursement may not exactly match the actual time and overhead spent.

Our partnership agreement contains provisions that reduce the remedies available to unitholders for actions that might otherwise constitute a breach of fiduciary duty by our general partner. It will be difficult for a unitholder to challenge a resolution of a conflict of interest by our general partner or by its conflicts committee.

Whenever our general partner makes a determination or takes or declines to take any other action in its capacity as our general partner, it will be obligated to act in good faith, which means it must reasonably believe that the determination or other action is in our best interests. Whenever a potential conflict of interest exists between us and our general partner, our general partner may resolve such conflict of interest. If our general partner determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our general partner, then it shall be presumed that in making this determination, our general partner acted in good faith. A unitholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Furthermore, if our general partner obtains the approval of our conflicts committee, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our general partner of any duties it may owe to us or our unitholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors would merely shift the burden of demonstrating unfairness to the plaintiff. As a result, unitholders will effectively not be able to challenge a decision by the conflicts committee.

Unlike Inergy and most other master limited partnerships, which require at least two independent members of the conflicts committee, our partnership agreement provides that a conflicts committee may be comprised of one or more directors. If we establish a conflicts committee with only one director, your interests may not be as well served as if we had a conflicts committee with at least two independent directors. A single member committee would not have the benefit of discussion with and input from other independent directors.

Our general partner has a limited call right that may require unitholders to sell common units at an undesirable time or price.

If at any time more than 85% of the outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell common units at an undesirable time or price and may not receive any return on their investment. A unitholder may also incur a tax liability upon a sale of common units.

Tax Risks to Our Common Unitholders

If we or Inergy were treated as a corporation for federal income tax purposes, or if we or Inergy were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The value of our investment in Inergy depends largely on Inergy being treated as a partnership for federal income tax purposes, which requires that 90% or more of Inergy’s gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code. Inergy may not meet this requirement or current law may change so as to cause, in either event, Inergy to be treated as a corporation for federal income tax purposes or otherwise subject to federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other matter affecting us.

If Inergy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to our unitholders, likely causing a substantial reduction in the value of our units.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or Inergy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Inergy to entity level taxation. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. For instance, Inergy will be subject to a new entity-level tax on the portion of its income that is generated in Texas beginning in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of .7% of Inergy’s gross income apportioned to Texas. Imposition of such a tax upon us or Inergy as an entity will reduce, our cash available for distribution to our unitholders.

Inergy’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Inergy to taxation as a corporation or otherwise subjects Inergy to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on Inergy. Likewise, if we or Inergy is subjected to any such form of an entity-level taxation the cash available for distribution to our unitholders will be reduced.

If the IRS contests the federal income tax positions we or Inergy take, the market for our common units or Inergy units may be adversely impacted, and the costs of any contest will reduce cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter that affects us. Moreover, Inergy has not requested any ruling from the IRS with respect to its treatment as a partnership for federal income tax purposes or any other matter that affects it. The IRS may adopt positions that differ from the positions we or Inergy take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or Inergy take. A court may disagree with some or all of the positions we or Inergy take. Any contest with the IRS may materially and adversely impact the market for our common units or Inergy units and the price at which they trade. In addition, the cost of any contest between Inergy and the IRS will result in a reduction in cash available for distribution to Inergy unitholders and thus indirectly by us, as a unitholder and as the owner of the general partner of Inergy. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Our unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, are unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from the taxation of their share of our taxable income.

Tax gain or loss on disposition of our common units could be more or less than expected.

A unitholder who sells common units will recognize a gain or loss equal to the difference between the amount realized and his adjusted tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income allocated to that unitholder, which decreased the tax basis in that unitholder’s common unit, will, in effect, become taxable income to that unitholder if the common unit is sold at a price greater than that unitholder’s tax basis in that common unit, even if the price is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to that unitholder. In addition, if a unitholder sells units, the unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a unitholder. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective applicable tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Likewise, Inergy will be considered to have terminated its partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Inergy’s capital and profits within a twelve-month period. A termination would, among other things, result in the closing of our or Inergy’s taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income for the year in which the termination occurs. Thus, if this occurs our unitholders will be allocated an increased amount of federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to unitholders with respect to that period. Although the amount of increase cannot be estimated because it depends upon numerous factors including the timing of the termination, the amount could be material. Our termination, or the termination of Inergy, currently would not affect our classification, or the classification of Inergy, as a partnership for federal income tax purposes, but instead, we or Inergy would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign taxes, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or Inergy do business or own property and in which they do not reside. We and Inergy own property and conduct business in numerous states in the United States. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in many or all of the jurisdictions in which we or Inergy do business or own property. Further, unitholders may be subject to penalties for failure to comply with those requirements. It is our unitholders’ responsibility to file all United States federal, state, local and foreign tax returns.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any properties. However, as of November 1, 2006, Inergy owned 239 of its 341 retail propane customer service centers and leased the balance. For more information concerning the location of Inergy’s customer service centers, see “Retail Propane” under Item 1. Inergy leases its Kansas City, Missouri headquarters. Inergy leases underground storage facilities with an aggregate capacity of approximately 41.4 million gallons of propane at seven locations under annual lease agreements. Inergy also leases capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to Inergy’s retail propane operations and customer retention. As of September 30, 2006, Inergy owned the following:

•	approximately 1,200 bulk storage tanks at approximately 600 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 575,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 120,000 portable propane cylinders with typical capacities of up to 35 gallons.

Inergy believes that it has satisfactory title or valid rights to use all of its material properties. Although some of these properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, Inergy does not believe that any of these burdens will materially interfere with its continued use of these properties in Inergy’s business, taken as a whole. Inergy’s obligations under its credit facility are secured by liens and mortgages on Inergy’s real and personal property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities.

Since June 21, 2005 our common units representing limited partner interests have been traded on NASDAQ’s National Market under the symbol “NRGP.” The following table sets forth the range of high and low bid prices of the common units, as reported by NASDAQ, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2006:
September 30, 2006	$30.15	$34.89	$0.375
June 30, 2006	30.35	35.90	0.350
March 31, 2006	33.00	37.10	0.320
December 31, 2005	33.00	37.94	0.290

Fiscal 2005:
September 30, 2005	$27.00	$35.00	$0.270
June 30, 2005(a)	27.00	31.25	0.015

(a)	Cash distribution per unit for the quarter ended June 30, 2005 was prorated for the number of days we were public.

As of November 20, 2006, we had issued and outstanding 20,000,000 common units, which were held by approximately 2,080 unitholders.

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

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under Inergy’s working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in our partnership agreement, which is incorporated by reference herein as an exhibit to this report.

There is no guarantee that we will pay a quarterly distribution on our common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Credit Facility” under Item 7 and Note 6 to our Consolidated Financial Statements.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders(1)	674,500	24.38	1,325,500

Total	674,500	$24.38	1,325,500

(1)	The Inergy Holdings’ Long-Term Incentive Plan did not require approval by the unitholders.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data for Inergy Holdings, L.P., in each case for the periods and as of the dates indicated. The selected historical statement of operations and cash flow data for the years ended September 30, 2006, 2005, 2004, 2003 and 2002 and the balance sheet data as of September 30, 2006, 2005, 2004 and 2003 are derived from our audited financial statements. The selected balance sheet data as of September 30, 2002 is derived from our unaudited financial statements. These financial statements include the results of operations of Inergy’s acquisitions from the effective date of the respective acquisitions. The unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which we consider necessary for fair presentation of the financial position and results of operations for these periods.

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

	Years Ended September 30,
	2006	2005		2004		2003	2002
	(in thousands, except per unit data)
Statement of Operations Data:
Revenues	$1,387,561	$1,050,136		$482,496		$363,365	$208,700
Cost of product sold (excluding depreciation and amortization as shown below)	990,399	724,223		359,053		267,010	134,999

Gross profit	397,162	325,913		123,443		96,355	73,701
Expenses:
Operating and administrative	249,538	197,582		81,388		59,424	45,315
Depreciation and amortization	76,749	50,413		21,089		13,843	11,444
(Gain) loss on disposal of assets	11,446	679		203		91	(151)

Operating income	59,429	77,239		20,763		22,997	17,093
Other income (expense):
Interest expense	(55,885)	(36,061)		(7,917)		(9,947)	(8,366)
Interest expense related to write-off of deferred financing costs	—	(7,585	)(b)	(1,216	)(c)	—	(585)
Interest expense related to make whole premium charge	—	—		(17,949	)(c)	—	—
Interest income related to swap value received	—	—		949	(c)	—	—
Finance charges	2,650	1,817		704		339	115
Other income	814	251		117		86	140

Income (loss) before income taxes and interest of non-controlling partners in Inergy, L.P.	7,008	35,661		(4,549)		13,475	8,397
Provision for income taxes	(575)	(501)		(201)		(442)	(367)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	7,954	(26,831)		4,827		(10,041)	(5,936)

Net income	$14,387	$8,329		$77		$2,992	$2,094

Net income applicable to partners’ common interest	$14,387	$8,329		$77		$2,992	$2,094

Net income per limited partner unit—
Basic	$0.72	$0.49		$0.01		$0.24	$0.15
Diluted	$0.71	$0.48		$0.00		$0.19	$0.13
Weighted average limited partner units outstanding—
Basic	20,000	17,140		12,550		12,373	13,789
Diluted	20,167	17,186		16,090		16,090	16,090

Balance Sheet Data (end of period):
Net property, plant and equipment	$723,533	$732,018		$215,253		$157,201	$124,550
Total assets	1,646,846	1,510,318		511,741		373,370	296,146
Total debt, including current portion	689,966	587,840		153,253		131,127	124,596
Partners’ capital (deficiency)(a)	(18,725)	(6,745)		(34,816)		2,227	389

Other Financial Data:
Net cash provided by operating activities	99,898	84,136		30,903		33,572	7,426
Net cash used in investing activities	(210,925)	(840,732)		(97,601)		(34,239)	(94,034)
Net cash provided by financing activities	113,583	763,806		63,052		4,217	85,211

(a)	We were formed as a Delaware limited liability company in November 1996. On April 28, 2005, Inergy Holdings, LLC converted from a Delaware limited liability company into a Delaware limited partnership and changed its name to Inergy Holdings, L.P.
(b)	Reflects amounts recognized as expense in the year ended September 30, 2005, incurred in connection with the retirement of Inergy’s 364-day credit facility used to fund a portion of the Star Gas Propane Acquisition, and deferred financing costs written off with the retirement of Inergy’s previous credit facility.
(c)	Reflects amounts recognized in the year ended September 30, 2004 incurred in connection with the early repayment of $85.0 million of senior secured notes. Such amounts were related to the write-off of $1.2 million of deferred financing costs, a make whole premium charge of $17.9 million and $0.9 million gain from cancellation of the related interest rate swaps.

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

General

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P., a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also owns a natural gas storage facility in Tioga County, New York and an NGL business in Bakersfield, CA. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2006, Inergy has acquired 57 propane companies and 2 midstream businesses, for an aggregate purchase price of approximately $1.4 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests as of September 30, 2006, in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.0% general partner interest in Inergy;

•	3,787,340 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 8.4%; and

•	769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy Common Units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as previously described; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Since we control the managing general partner of Inergy, we reflect our ownership interest in Inergy on a consolidated basis, which means that our financial results are combined with Inergy’s financial results and the results of our other subsidiaries. The limited partner interests in Inergy not owned by affiliates of the managing general partner are reflected as an expense in our results of operations. We have no separate operating activities apart from those conducted by Inergy, and our cash flows consist of distributions from Inergy on the partnership interests we own. Our consolidated results of operations principally reflect the results of operations of Inergy, and also include provision for income taxes and interest of non-controlling partners in Inergy’s net (income) loss.

Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the operating activities and results of operations of Inergy. The historical results of our operations do not reflect the incremental expenses we expect to incur as a result of being a public entity.

The retail propane distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. As a result, cash flows from operations are generally highest from November through April when customers pay for propane purchased during the six-month peak heating season of October through March.

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

In determining actual and normal weather for a given period of time, Inergy compares the actual number of heating degree days for such period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of its regions. When Inergy discusses “normal” weather in its results of operations presented below, Inergy is referring to a 30-year average consisting of the years 1976 through 2006. Inergy then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, Inergy calculates a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to its customers and has historically maintained or increased its gross margin per gallon in periods of rising costs. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The prices of crude oil and natural gas have maintained historically high costs in 2005 and 2006, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We expect the historical high cost of crude oil and natural gas to remain so for the foreseeable future and accordingly expect both our propane costs and our selling prices to remain at higher levels. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to Inergy’s other retail customers.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent the consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by certain of our wholly owned corporate subsidiaries.

•	Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At September 30, 2006, we owned an approximate 8.4% limited partner interest in Inergy together with a 1.0% non-managing general partner interest; and the non-affiliated unitholders owned a 90.6% limited partner interest in Inergy.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2006 and 2005, respectively (in thousands):

	Year Ended September 30,		Change
	2006	2005	In Dollars	Percentage
Revenue	$1,387,561	$1,050,136	$337,425	32.1%
Cost of product sold	990,399	724,223	266,176	36.8

Gross profit	397,162	325,913	71,249	21.9
Operating and administrative expenses	249,538	197,582	51,956	26.3
Depreciation and amortization	76,749	50,413	26,336	52.2
Loss on disposal of assets	11,446	679	10,767	*

Operating income	59,429	77,239	(17,810)	(23.1)
Interest expense, net	(55,885)	(36,061)	(19,824)	(55.0)
Write-off of deferred financing cost	—	(7,585)	7,585	100.0
Finance charge income	2,650	1,817	833	45.8
Other income	814	251	563	224.3

Income before income taxes and interest of non-controlling partners in Inergy	7,008	35,661	(28,653)	(80.3)
Provision for income taxes	(575)	(501)	(74)	(14.8)
Interest of non-controlling partners in Inergy’s net income	7,954	(26,831)	34,785	129.6

Net income	$14,387	$8,329	$6,058	72.7%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$701.1	$526.5	$174.6	33.2%	360.3	318.4	41.9	13.2%
Wholesale propane	371.2	325.1	46.1	14.2	365.3	391.3	(26.0)	(6.6)
Other retail	162.2	121.5	40.7	33.5	—	—	—	—
Storage, fractionation, and midstream	153.1	77.0	76.1	98.8	—	—	—	—

Total	$1,387.6	$1,050.1	$337.5	32.1%	725.6	709.7	15.9	2.2%

Volume. During fiscal 2006, we sold 360.3 million retail gallons of propane, an increase of 41.9 million gallons, or 13.2%, from the 318.4 million retail gallons sold in fiscal 2005. The increase in retail sales volume was principally due to the retail propane acquisitions, which combined resulted in a 99.9 million gallon increase. This increase was partially offset by an approximate 58.0 million gallon decline in comparable sales. We believe this is due primarily to a combination of warmer weather and conservation by our customers due to an approximate 19.4% higher propane cost per gallon in our retail operations in 2006 (excluding the $20.0 million non-cash loss on derivative contracts discussed below) to $1.11 per gallon compared with $0.93 per gallon in 2005 (excluding the $19.4 million non-cash gain on derivative contracts). Our retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which we operate and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was approximately 6% warmer in fiscal 2006 as compared to fiscal 2005 (and approximately 10% warmer than normal) in our retail areas of operations, we experienced erratic weather during the winter months of fiscal 2006 including the months of December 2005 and January 2006, which were approximately 9% colder and 26% warmer, respectively, than the previous year’s winter, while the month of March 2006 was 16% warmer than the month of March 2005.

Wholesale gallons delivered decreased 26.0 million gallons, or 6.6%, to 365.3 million gallons in fiscal 2006 from 391.3 million gallons in fiscal 2005. The decrease was primarily attributable to decreased sales volumes of approximately 32.5 million gallons to new and existing customers due to the warmer weather in 2006 in our wholesale areas of operations. This decrease was partially offset by an increase from acquisition-related volume, which accounted for 6.5 million gallons.

The total natural gas liquid gallons sold by our West Coast operations increased 20.5 million gallons, or 45.7%, to 65.4 million gallons in fiscal 2006 from 44.9 million gallons in fiscal 2005. This increase was attributable to the addition of natural gas liquid marketing contracts in fiscal 2006. Stagecoach had 13.25 bcf of working gas storage capacity in fiscal 2006 and 2005 which was 100% contracted on average in fiscal 2006 and 85% contracted on average from the date of acquisition (August 9, 2005) to September 30, 2005.

Revenues. Revenues in fiscal 2006 were $1.39 billion, an increase of approximately $337.5 million, or 32.1% from $1.05 billion in fiscal 2005.

Revenues from retail propane sales were $701.1 million in fiscal 2006, an increase of $174.6 million, or 33.2%, from $526.5 million in fiscal 2005. This increase was primarily the result of $189.2 million of sales related to acquisitions together with an increase of approximately $92.9 million due to higher selling prices of propane due to the higher cost of propane in 2006. These increases were partially offset by a $107.5 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $371.2 million in fiscal 2006, an increase of $46.1 million or 14.2%, from $325.1 million in fiscal 2005. Approximately $72.6 million of this increase was attributable to the higher sales price of propane and approximately $6.9 million was attributable to acquisition-related volume. These increases were offset by a decrease of $33.4 million attributable to lower sales volumes to new and existing customers due primarily to warmer weather in the wholesale areas of operations. The higher selling price in our wholesale division in 2006 compared to 2005 is the result of the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $162.2 million in fiscal 2006, an increase of $40.7 million or 33.5% from $121.5 million in fiscal 2005. This increase was primarily due to acquisitions, which contributed approximately $38.5 million of this increase.

Revenues from storage, fractionation and other midstream activities were $153.1 million in fiscal 2006, an increase of $76.1 million or 98.8% from $77.0 million in fiscal 2005. Approximately $37.8 million of this increase was due to increased volumes and sales price of natural gas liquids at our West Coast NGL operations, approximately $36.0 million of this increase was due to the August 2005 acquisition of the Stagecoach natural gas storage facility and approximately $2.3 million of the increase was due to other changes in Stagecoach revenues and other changes at our West Coast NGL operations related to fractionation, transportation, and terminaling revenues.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2006 was $420.4 million, an increase of $145.8 million or 53.1%, from $274.6 million in fiscal 2005. Approximately $79.2 million of this increase was attributable to the approximate 19.4% per gallon higher average cost of propane in our retail division. Retail propane product costs included a non-cash derivative charge of $20.0 million in 2006 related to fixed price retail propane contracts whereas 2005 retail propane product cost was net of a $19.4 million non-cash derivative gain on those contracts. A net additional increase of approximately $111.3 million of retail propane product cost is a result of retail propane acquisition-related volume described above offset by a $64.7 million decrease due to lower volumes from existing locations also as discussed above.

Wholesale propane cost of product sold in fiscal 2006 was $359.3 million, an increase of $40.5 million or 12.7%, from wholesale cost of product sold of $318.8 million in 2005. Contributing to these higher costs was an approximate $66.1 million increase due to the higher average cost of propane and an approximate $7.1 million increase was a result of acquisition-related volume. These increases were partially offset by a $32.7 million decline due to lower volumes sold in our wholesale propane areas of operations as discussed above.

Other cost of product was $99.6 million, an increase of $27.8 million, from other retail cost of product of $71.8 in fiscal 2005. Approximately $20.8 million of the increase was attributable to acquisitions and $7.0 million was attributable to other volume variances, primarily increased distillate costs.

Storage, fractionation, and other midstream cost of product sold was $111.1 million, an increase of $52.1 million, or 88.3%, from $59.0 million in fiscal 2005. Approximately $36.6 million of this increase was due to higher volumes and cost of natural gas liquids at the West Coast NGL operations, approximately $13.9 million was due to the acquisition of the Stagecoach natural gas storage facility and approximately $1.6 million of the increase was due to other changes in Stagecoach cost of sales and other changes at our West Coast NGL operations cost of sales related to fractionation, transportation, and terminaling revenues.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. These costs approximated $62.4 million and $45.6 million in 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $15.3 million and $10.8 million in 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $280.7 million in fiscal 2006 compared to $251.9 million in fiscal 2005, an increase of $28.8 million, or 11.4%. Fiscal 2006 gross profit was negatively impacted by a $20.0 million non-cash derivatives charge while fiscal 2005 retail propane gross profit included a $19.4 million non-cash derivatives gain. Excluding these non-cash items, retail propane gross profit increased $68.2 million to $300.7 million in fiscal 2006 from $232.5 million in fiscal 2005. This $68.2 million increase was attributable to higher retail gallons sold as a result of acquisitions, which accounted for an increase of approximately $77.9 million, and improved gross profit per gallon which contributed approximately $32.6 million toward the increase. Both of these increases were partially offset by lesser retail gallon sales at existing locations resulting in a decrease in gross profit of approximately $42.3 million. The decreased gallon sales are discussed above while the increase in margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Wholesale propane gross profit was $11.9 million in fiscal 2006 compared to $6.3 million in fiscal 2005, an increase of $5.6 million or 88.9%. Approximately $6.4 million of this increase was the result of a higher margin per gallon from our existing business, partially offset by a $0.8 million decrease in wholesale volumes from our existing business as discussed above. The improved margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Other retail gross profit was $62.6 million in fiscal 2006 compared to $49.7 million in fiscal 2005, an increase of $12.9 million, or 26%, due primarily to acquisition-related increases partially offset by lesser distillate volume sales and higher distillate costs, described above. In addition, decreases in service revenues and transportation revenues consistent with decreased retail propane volume sales contributed to this decrease in other retail gross profit.

Storage, fractionation, and other midstream gross profit was $42.0 million in fiscal 2006 compared to $18.0 million in fiscal 2005, an increase of $24.0 million, or 133.3%. This increase was due primarily to the Stagecoach acquisition which accounted for $22.1 million of the increase. In addition, approximately $1.3 million of the increase was due to the increased volume and margins of natural gas liquids and an additional $0.6 million was due to other Stagecoach margins and other changes at our West Coast NGL operations margins related to fractionation, transportation, and terminaling revenues.

Operating and Administrative Expenses. Operating and administrative expenses increased $52.0 million, or 26.3%, to $249.5 million in fiscal 2006 as compared to $197.6 million in fiscal 2005. Higher costs related to acquisitions, which accounted for approximately $59.5 million of this increase, were partially offset by a $7.5 million decline in operating expenses from existing operations. The resulting net increases in our operating and administrative expenses were primarily increases in personnel expenses of $28.0 million, general operating expenses of $15.5 million including insurance, professional services and facility costs, and increased vehicle costs of $8.5 million.

Depreciation and Amortization. Depreciation and amortization increased $26.3 million, or 52.2%, to $76.7 million in fiscal 2006 from $50.4 million in fiscal 2005 primarily as a result of a higher asset base due to Inergy’s retail propane acquisitions.

Loss on Disposal of Assets. Loss on sale of assets increased to $11.4 million in fiscal 2006 compared to $0.7 million in fiscal 2005. The loss recognized in fiscal 2006 includes an unrealized loss of approximately $6.6 million related to assets held for sale at September 30, 2006, which have been written down to their estimated selling price, in addition to realized losses of approximately $4.8 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. These assets were identified as a result of the final integration of the larger retail propane acquisitions closed since November 2004 as Inergy focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense and Write-off of Deferred Financing Costs. Interest expense increased $19.8 million, or 55.0%, to $55.9 million in fiscal 2006 as compared to $36.1 million in fiscal 2005. Interest expense increased primarily due to an increase of $212.6 million in average debt outstanding in 2006 compared to 2005 primarily as a result of net borrowings for acquisitions at Inergy, and an approximate 100 basis points higher average interest rate in 2006 (7.36%) compared to 2005 (6.36%). During the fiscal year ended September 30, 2005, we recorded a charge of $7.6 million as a result of the write-off of deferred financing costs associated with the repayment of both our and Inergy’s previously existing credit agreement and Inergy’s 364-day facility.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries and certain state taxes related to Inergy that have been classified as income taxes in the accompanying consolidated financial statements, due to the nature of the tax. The provision for income taxes increased to $0.6 million in the year ended September 30, 2006 from $0.5 million in 2005. The provision for income taxes of $0.6 million in the year ended September 30, 2006 is composed of $1.9 million of current income tax and $1.3 million of deferred income tax benefit. The 2005 provision for income taxes of $0.5 million is composed of $1.3 million of current income tax and a deferred income tax benefit of $0.8 million.

Interest of Non-controlling Partners in Inergy’s Net (Income) Loss. We recorded income of $8.0 million in the year ended September 30, 2006, as compared to an expense of $26.8 million in 2005 associated with the interests of non-controlling partners in Inergy. The $34.8 million change resulted primarily from a $28.8 million decrease in Inergy’s net income, which had the effect of reducing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $10.3 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, partially offset by a $4.3 million decline in other related income from minority interests in Inergy.

Net Income. Net income increased to $14.4 million for the year ended September 30, 2006 from $8.3 million in 2005. The increase in net income was primarily attributable to a $34.8 million increase in income related to the interest of non-controlling partners in Inergy’s net income as well as a higher gross profit at Inergy during 2006. Partially offsetting these increases in net income were increases in operating and administrative expenses, non-cash expenses, interest expense, income taxes and loss on disposal of assets, all discussed above.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

The following table summarizes the consolidated income statement components for the fiscal years ending September 30, 2005 and 2004, respectively (in thousands):

	Year Ended September 30,		Change
	2005	2004	In Dollars	Percentage
Revenue	$1,050,136	$482,496	$567,640	117.6%
Cost of product sold	724,223	359,053	365,170	101.7

Gross profit	325,913	123,443	202,470	164.0
Operating and administrative expenses	197,582	81,388	116,194	142.8
Depreciation and amortization	50,413	21,089	29,324	139.0
Loss on disposal of assets	679	203	476	234.5

Operating income	77,239	20,763	56,476	272.0
Interest expense, net	(36,061)	(7,917)	(28,144)	(355.5)
Write-off of deferred financing costs	(7,585)	(1,216)	(6,369)	(523.8)
Make whole premium charge	—	(17,949)	17,949	100.0
Swap value received	—	949	(949)	(100.0)
Finance charges	1,817	704	1,113	158.1
Other	251	117	134	114.5

Income (loss) before income taxes and interest of non-controlling partners in Inergy	35,661	(4,549)	40,210	883.9
Provision for income taxes	(501)	(201)	(300)	(149.3)
Interest of non-controlling partners in Inergy’s net (income) loss	(26,831)	4,827	(31,658)	(655.9)

Net income	$8,329	$77	$8,252	107.2%

The following table summarizes revenues, including associated volume of gallons sold, for the years ending September 30, 2005 and 2004, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
Retail propane	$526.5	$196.3	$330.2	168.2%	318.4	140.7	177.7	126.3%
Wholesale propane	325.1	234.9	90.2	38.4	391.3	368.3	23.0	6.2
Other retail	121.5	21.8	99.7	457.3	—	—	—	—
Storage, fractionation, and midstream	77.0	29.5	47.5	161.0	—	—	—	—

Total	$1,050.1	$482.5	$567.6	117.6%	709.7	509.0	200.7	39.4%

Volume. During fiscal 2005, we sold 318.4 million retail gallons of propane, an increase of 177.7 million gallons, or 126.3%, from the 140.7 million retail gallons sold in fiscal 2004. The increase in retail sales volume was principally due to the December 2004 acquisition of Star Gas and 5 other retail propane companies acquired in fiscal 2005, which combined resulted in a 197.5 million gallon increase. This increase was partially offset by an approximate 19.8 million gallon decline in comparable sales. We believe this is due primarily to a combination of warmer weather and conservation by our customers due to an approximate 24% higher propane cost in our retail operations (excluding the $19.4 million non-cash gain on derivative contracts discussed below) to $0.93 per gallon on average in 2005 compared with $0.75 in 2004. Our retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which we operate and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was only approximately 1% warmer in fiscal 2005 as compared to fiscal 2004 (and approximately 6% warmer than normal) in our retail areas of operations, we experienced erratic weather during the winter months of fiscal 2005 including the months of January and February of 2005 being approximately 12% and 15%, warmer, respectively, than the same months of 2004 while the month of March 2005 was 28% colder than the month of March 2004.

Wholesale gallons delivered increased 23.0 million gallons, or 6.2%, to 391.3 million gallons in fiscal 2005 from 368.3 million gallons in fiscal 2004. This increase was primarily attributable to acquisition-related volume, which accounted for 13.2 million gallons of this increase. Additionally, increased sales volumes to new and existing customers, partially offset by the warmer weather in 2005 in our wholesale areas of operations accounted for a net increase of 9.8 million gallons.

The fractionation and throughput gallons of NGLs in our West Coast operations increased 40.1 million gallons, or 34.9%, to 154.9 million gallons in fiscal 2005 from 114.8 million gallons in fiscal 2004. These increases were all primarily attributable to increased sales volumes to new and existing customers. From August 9, 2005, the date of the Stagecoach acquisition, Stagecoach had 13.25 bcf of working gas capacity. Storage at Stagecoach was 85% contracted on average from August 9, 2005 to September 30, 2005.

Revenues. Revenues in fiscal 2005 were $1.05 billion, an increase of approximately $567.5 million, or 117.6%, from $482.5 million in fiscal 2004.

Revenues from retail propane sales were $526.5 million in fiscal 2005, an increase of $330.2 million, or 168.2%, from $196.3 million in fiscal 2004. This increase was primarily the result of $327.9 million of sales related to the Star Gas acquisition and other acquisitions together with an increase of approximately $36.4 million due to higher selling prices of propane due to the higher cost of propane in 2005. These increases were partially offset by a $34.1 million decline in revenues as a result of lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $325.1 million in fiscal 2005, an increase of $90.2 million or 38.4%, from $234.9 million in fiscal 2004. Approximately $71.1 million of this increase was attributable to the higher cost of propane, approximately $14.7 million was attributable to acquisition-related volume, and $4.4 million was attributable to volume increases generated in our wholesale propane operations. The higher selling price in our wholesale division in 2005 compared to 2004 is the result of the higher cost of propane.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $121.5 million in fiscal 2005, an increase of $99.7 million or 457.3% from $21.8 million in fiscal 2004. This increase was primarily due to the Star Gas acquisition, which contributed approximately $90.2 million of this increase.

Revenues from storage, fractionation and other midstream activities were $77.0 million in fiscal 2005, an increase of $47.5 million or 161.0% from $29.5 million in fiscal 2004. Approximately $43.7 million of this increase was due to increased volumes and sales prices of natural gas, butane, and isobutane. Approximately $3.8 million of this increase was due to the acquisition of the Stagecoach natural gas storage facility.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2005 was $274.6 million, an increase of $169.5 million or 161.3%, from $105.1 million in fiscal 2004. Approximately $24.6 million of this increase was attributable to the higher average cost of propane (excluding the non-cash gain on derivative contracts discussed below) in our retail division and a net additional increase of approximately $164.3 million as a result of retail propane acquisition-related volume described above in excess of the lesser volumes from existing locations. These increases were offset by a non-cash gain on derivative contracts of $19.4 million which will reverse in the first two quarters of fiscal 2006 as the physical gallons are delivered to retail customers.

Wholesale propane cost of product sold in fiscal 2005 was $318.8 million, an increase of $89.7 million or 39.2%, from wholesale cost of product sold of $229.1 million in 2004. Approximately $71.0 million of this increase was a result of the higher average cost of product, approximately $14.4 million of this increase was a result of acquisition-related volume, and approximately $4.3 million of this increase was the result of higher volumes experienced in our wholesale propane areas of operations.

Other retail cost of product was $71.8 million, an increase of $64.7 million, from other retail cost of product of $7.1 in fiscal 2004. This increase was primarily due to acquisition-related volume.

Fractionation, storage, and other midstream cost of product sold was $59.0 million, an increase of $41.2 million, or 231.5%, from $17.8 million in fiscal 2004. Approximately $40.5 million of this increase was due to higher volumes and cost of natural gas, butane, and isobutane at the West Coast NGL operations, and approximately $0.7 million was due to acquisition-related volume from the Stagecoach natural gas storage facility.

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

Gross Profit. Retail propane gross profit was $251.9 million in fiscal 2005 compared to $91.2 million in fiscal 2004, an increase of $160.7 million, or 176.2%. This increase was primarily attributable to an increase in retail gallons sold primarily as a result of acquisitions, which accounted for approximately $142.8 million, an increase attributable to a non-cash gain of $19.4 million on derivative contracts discussed above, as well as an increase in margin per gallon, which resulted in an increase of approximately $11.8 million. These increases were partially offset by lower retail propane gross profit of approximately $13.3 million at our existing locations as a result of lower volume sales discussed above. The increase in margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Wholesale propane gross profit was $6.3 million in fiscal 2005 compared to $5.8 million in fiscal 2004, an increase of $0.5 million or 8.6%. Approximately $0.2 million of this increase was a result of increased margin per gallon from our existing business and $0.3 million of the increase was due to acquisition-related volume and increased wholesale volumes from our existing business.

Other retail gross profit was $49.7 million in fiscal 2005 compared to $14.7 million in fiscal 2004, an increase of $35.0 million, or 238.1%. This increase was due primarily to acquisition-related volume.

Fractionation, storage, and other midstream gross profit was $18.0 million in fiscal 2005 compared to $11.7 million in fiscal 2004, an increase of $6.3 million, or 53.8%. This increase was due primarily to acquisition-related volume of $3.3 million and $3.0 million due to increased volumes and margins to existing customers.

Operating and Administrative Expenses. Operating and administrative expenses increased $116.2 million, or 142.8%, to $197.6 million in fiscal 2005 as compared to $81.4 million in fiscal 2004. The increase in our operating and administrative expenses was primarily attributable to Inergy’s acquisition-related costs, including increases in personnel expenses of $70.6 million, general operating expenses of $33.0 million including insurance, professional services and facility costs, and increased vehicle costs of $12.6 million.

Depreciation and Amortization. Depreciation and amortization increased $29.3 million, or 139.0%, to $50.4 million in fiscal 2005 from $21.1 million in fiscal 2004 as a result of Inergy’s retail propane acquisitions and the acquisition of the Stagecoach natural gas storage facility.

Interest Expense. Interest expense increased $28.2 million, or 355.5%, to $36.1 million in fiscal 2005 as compared to $7.9 million in fiscal 2004. Interest expense increased primarily due to an increase of $392.1 million in average debt outstanding in 2005 compared to 2004 primarily as a result of net borrowings for acquisitions at Inergy, and an approximate 1.4% higher average interest rate in 2005 compared to 2004.

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

Liquidity and Sources of Capital

Capital Resource Activities

In September 2005, Inergy issued 6,500,000 common units to unrelated third parties resulting in net proceeds after underwriters’ discounts, commissions, and offering expenses of $180.4 million. These proceeds were obtained to repay borrowings under Inergy’s Credit Agreement (as defined below), which were incurred to make certain acquisitions, including the acquisition of the Stagecoach natural gas storage facility.

In October 2005, the underwriters of Inergy’s 6,500,000 common unit offering exercised a portion of their over-allotment and Inergy issued an additional 900,000 common units in a follow-on offering, resulting in proceeds of approximately $24.7 million, net of underwriters’ discounts, commissions, and offering expenses. These funds were used to repay borrowings under Inergy’s Credit Agreement.

On January 11, 2006, Inergy and its wholly owned subsidiary Inergy Finance Corporation issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 in a private placement to eligible purchasers. See “Senior Unsecured Notes” section below for further information.

On March 23, 2006, Inergy’s shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In June 2006, Inergy issued 4,312,500 common units, under the shelf registration statement, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. There is approximately $896.9 million remaining available under this shelf. No further partnership securities or debt securities have been offered under the shelf registration except as described above.

Inergy has identified growth projects related to its Stagecoach and West Coast NGL midstream assets that are expected to require a capital investment of approximately $225 million to complete. Through September 30, 2006, Inergy has invested approximately $20.6 million toward completion of these projects. These projects include expansion of the Stagecoach natural gas storage facility, which is expected to increase Inergy’s working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to its existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by the fall of 2007. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify our supply sources and provide interruptible wheeling opportunities to its shipper community. In addition, we presently have an agreement with a customer of Stagecoach whereby that customer provides certain asset management services through utilization of its firm storage capacity and related firm transportation on Tennessee Gas Pipeline. The agreement expires in June 2007 at which time we will either renegotiate this agreement, execute a similar agreement with a different customer or internalize these asset management services within Stagecoach with an additional investment of approximately $26 million. However, we are presently in negotiations with another customer and expect to execute a new asset management services agreement prior to June 2007. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by January 2008.

Cash Flows and Contractual Obligations

Net operating cash inflows were $99.9 million and $84.1 million for fiscal years ending September 30, 2006 and 2005, respectively. The $15.8 million increase in operating cash flows was primarily attributable to the increase in working capital balances and net income, partially offset by a decrease in the interest of non-controlling partners in Inergy’s net income.

Net investing cash outflows were $210.9 million and $840.7 million for the fiscal years ending September 30, 2006 and 2005, respectively. We funded acquisitions of $187.2 million in 2006 compared to $810.2 million in 2005, a decrease of $623.0 million. Additionally, proceeds from the sale of assets increased $7.3 million in fiscal year 2006 compared to fiscal year 2005, which reduced cash outflows from investing activities. These reductions in net investing cash outflows related to acquisitions and proceeds from the sale of assets were partially offset by an increase of $0.4 million in capital expenditures and a slight increase in deferred financing and acquisition costs.

Net financing cash inflows were $113.6 million and $763.8 million for the fiscal years ending September 30, 2006 and 2005, respectively. Net financing cash inflows were primarily impacted by $187.2 million and $810.1 million of Inergy’s acquisitions financed in 2006 and 2005, respectively. The lesser acquisitions financed in 2006 versus 2005 were the primary reason for a $321.0 million period to period decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $283.2 million decrease in proceeds from the issuance of Inergy common units. Cash outflows were also impacted by a $28.4 million period to period increase in distributions to non-controlling partners in Inergy, an $80.0 million decrease in proceeds from the issuance of our common units, and a $5.6 million decrease in proceeds from partners’ contributions. Offsetting these was a $4.1 million increase due to the exercise of stock options, a $19.3 million decrease in the payments for deferred financing costs, a $3.1 million decrease in the purchase of subordinated units in Inergy, a $3.0 million increase in redemption of partners’ interest, and a $38.5 million decrease in distributions.

At September 30, 2006 and 2005, we had goodwill of $339.7 million and $256.6 million, representing approximately 21% and 17% of total assets at each period, respectively. This goodwill is primarily attributable to Inergy’s acquisitions.

At September 30, 2006, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our Company’s obligations as of September 30, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$1,107,246	$68,072	$134,882	$107,881	$796,411
Amount of principal and interest to be paid on other long-term obligations	11,449	2,626	8,823	—	—
Future minimum lease payments under noncancelable operating leases	22,287	6,402	9,134	3,667	3,084
Fixed price purchase commitments	356,454	354,468	1,986	—	—
Standby letters of credit	32,924	29,486	3,248	190	—

(a)	$178.0 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 7.08% and 8.50% at September 30, 2006. These rates have been applied for each period presented in the table.

In addition to its fixed price purchase commitments, Inergy also had forward purchase energy contracts. As of September 30, 2006, Inergy’s total energy contracts had an outstanding net fair value of $(2.8) million, as compared to a net fair value of $8.8 million as of September 30, 2005. The decrease of $11.6 million includes a net decrease in fair value of $6.6 million from energy contracts settled during the 2006 fiscal year period and a net decrease of $4.4 million from other changes in fair value related to net unrealized losses on energy contracts still outstanding at the end of fiscal 2006. Of the outstanding fair value as of September 30, 2006, all energy contracts mature within fifteen months.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital.

Description of Credit Facilities

Holdings

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

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by New Inergy Propane, LLC. The prime rate and LIBOR plus the applicable spreads were 7.08% at September 30, 2006 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants as further described below. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 7.08% and 8.50% at September 30, 2006. At September 30, 2006, there was no amount outstanding under the Acquisition Facility and $22.7 million under the Working Capital Facility. Unused borrowings under the Credit Agreement amounted to $369.4 million and $276.2 million at September 30, 2006 and 2005, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $32.9 million and $22.0 million at September 30, 2006 and 2005, respectively.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year.

At Inergy’s option, loans under the Credit Agreement bear interest at either the prime rate or LIBOR (preadjusted for reserves), plus, in each case, an applicable margin. The applicable margin varies quarterly based on its leverage ratio. Inergy also pays a fee based on the average daily unused commitments under the Credit Agreement.

Inergy is required to use 50% of the net cash proceeds (that are not applied to purchase replacement assets) from asset dispositions (other than the sale of inventory and motor vehicles in the ordinary course of business, sales of assets among Inergy and its domestic subsidiaries, and the sale or disposition of obsolete or worn-out equipment) to reduce borrowings under the Credit Agreement during any fiscal year in which unapplied net cash proceeds are in excess of $50 million. Any such mandatory prepayments are first applied to reduce borrowings under the Acquisition Facility and then under the Working Capital Facility.

In addition, the Credit Agreement contains various covenants limiting the ability of Inergy and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into in any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the Credit Agreement or in excess of available cash;

•	permit operating lease obligations to exceed $20 million in any fiscal year;

•	enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which Inergy or its subsidiaries have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of Inergy or its subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	Inergy’s $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on January 11, 2006;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of Inergy and its subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•	the ratio of Inergy’s total funded debt to consolidated EBITDA is less than 5.0 to 1.0 on a pro forma basis;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•	other than in connection with the 6.875% and 8.25% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

The Credit Agreement contains the following financial covenants:

•	the ratio of Inergy’s total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0 for any period of two consecutive fiscal quarters immediately following an acquisition with a purchase price in excess of $100 million and 4.75 to 1.0 at all other times.

•	the ratio of Inergy’s consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

Each of the following is an event of default under the Credit Agreement:

•	default in payment of principal when due;

•	default in payment of interest, fees or other amounts within three days of their due date;

•	violation of specified affirmative and negative covenants;

•	default in performance or observance of any term, covenant, condition or agreement contained in the Credit Agreement or any ancillary document related to the credit facility for 30 days;

•	specified cross-defaults;

•	bankruptcy and other insolvency events of Inergy or its material subsidiaries;

•	impairment of the enforceability or the validity of agreements relating to the Credit Agreement;

•	judgments exceeding $2.5 million (to the extent not covered by insurance) against Inergy or any of its subsidiaries are undischarged or unstayed for 30 consecutive days;

•	certain defaults under ERISA that could reasonably be expected to result in a material adverse effect on Inergy; or

•	the occurrence of certain change of control events with respect to Inergy.

On October 10, 2006, Inergy amended the Credit Agreement with its existing lenders to, among other changes, increase to $125.0 million the effective amount of working capital borrowings available through the utilization of the acquisition revolver.

Senior Unsecured Notes

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (the “2016 Senior Notes”) in a private placement to eligible purchasers.

The 2016 Senior Notes contain covenants similar to the existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries and have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

On May 18, 2006, Inergy completed an offer to exchange its existing 8.25% 2016 Senior Notes for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

Before March 1, 2009, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of a public or private equity offering at 108.25% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 150 days of the date of the closing of such equity offering.

The 2016 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.125%
2012	102.750%
2013	101.375%
2014 and thereafter	100.000%

2014 Senior Notes

On December 22, 2004, the Issuers completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). Inergy used the net proceeds from the 2014 Senior Notes to repay all amounts drawn under a 364-day credit facility which was entered into in order to fund the acquisition of Star Gas and is no longer available to Inergy, with the $39.9 million remaining balance of the net proceeds applied to the Acquisition Facility.

The 2014 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2014 Senior Notes are effectively subordinated to all of Inergy’s secured indebtedness to the extent of the value of the assets securing the indebtedness and to all existing and future indebtedness and liabilities, including trade payables, of Inergy’s non-guarantor subsidiaries. The 2014 Senior Notes rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

The 2014 Senior Notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries. The subsidiaries guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries. The subsidiaries guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to Inergy). The subsidiaries guarantees rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

In October 2005, Inergy completed an offer to exchange our existing 2014 Senior Notes for $425 million of 6.875% senior notes due 2014 (the “2014 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2014 Exchange Notes did not provide us with any additional proceeds and satisfied our obligations under the registration rights agreement.

Before December 15, 2007, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes with the net proceeds of a public or private equity offering at 106.875% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The 2014 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the fiscal year ended September 30, 2008. We will be evaluating the potential financial statement impact of SFAS 157 to our consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be evaluating the potential financial statement impact of SFAS 155 to our consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on our consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in SFAS No. 143, “Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was required to be adopted by Inergy for the fiscal year ended September 30, 2006. We have evaluated the impact of FIN 47 and determined that it does not have a material effect on the financial statements in the current year as well as all prior years considered.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We have evaluated the impact of EITF 04-13 and determined that it does not have a material effect on our financial position, results of operations and cash flows.

Critical Accounting Policies

Accounting for Price Risk Management. Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of propane and heating oil will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at estimated fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments, primarily resulting from variability in supply and demand, are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

On the date the derivative contract is entered into, Inergy generally designates specific derivatives as either a hedge of the fair value of a recognized asset or liability (fair value hedge), or a hedge of a forecasted transaction (cash flow hedge). Inergy documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Inergy uses regression analysis or the dollar offset method to assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, Inergy discontinues hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, Inergy continues to carry the derivative on the balance sheet at its fair value, and recognize changes in the fair value of the derivative through current-period earnings.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period.

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

Revenue Recognition. Sales of propane and other liquids are recognized at the later of the time the product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

Impairment of Long-Lived Assets. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Under the provisions of SFAS 142, we completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2006.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) modifies the financial accounting and reporting for long-lived assets to be disposed of by sale and it broadens the presentation of discontinued operations to include more disposal transactions. The value of assets to be disposed of is estimated at the date a commitment to dispose the asset is made.

Self Insurance. Inergy is insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience.

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

See “Item 1A—“Risk Factors” for further discussion of factors that could impact our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2006, we had floating rate obligations totaling approximately $178.0 million including amounts borrowed under our credit agreements and interest rate swaps, which convert fixed rate debt associated with the same amount of principal of Inergy’s 2014 Senior Notes to floating, with aggregate notional amounts of $125 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2006 levels, our combined interest expense would change by a total of approximately $1.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

Inergy engages in hedging and risk management transactions, including various types of forward contracts, options, swaps and future contracts, to reduce the effect of price volatility on Inergy’s product costs, protect the value of its inventory positions, and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when Inergy has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time which it believes to be immaterial in amount. In addition to Inergy’s ongoing policy to maintain a balanced position, for accounting purposes Inergy is required, on an ongoing basis, to track and report the market value of its purchase obligations and its sales commitments.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2006 and 2005 (in millions):

	September 30,
	2006		2005
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane and heating oil (barrels)	8.0	7.5	11.0	12.7
Natural gas (MMBTU’s)	5.5	5.4	1.9	1.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2006 and September 30, 2005 was assets of $46.2 million and $58.4 million, respectively, and liabilities of $49.0 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to all price risk management activities, including Wholesale inventory accounted for under a fair value hedge, and propane based financial instruments, for the years ended September 30, 2006, 2005 and 2004 of $(39.5) million, $24.1 million, and $(1.2) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in Inergy’s Accumulated Other Comprehensive Income at September 30, 2006. Included in the above $24.1 million from the previous year is a non-cash gain of $19.4 million related to derivative contracts. No similar gain or loss was recognized in the year ended September 30, 2004. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2006 and 2005 where settlement has not yet occurred (in thousands):

	Year Ended September 30, 2006	Year Ended September 30, 2005
Net fair value gain (loss) of contracts outstanding at beginning of year	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the year	—	1,881
Net change in physical exchange contracts	(592)	1,508
Change in fair value of contracts attributable to market movement during the year	(4,400)	16,689
Realized gains	(6,639)	(4,668)

Net fair value of contracts outstanding at end of year	$(2,847)	$8,784

Inergy uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Inergy’s risk management department regularly compares valuations to independent sources and models.

Of the outstanding unrealized gain (loss) as of September 30, 2006 and 2005, $(2.7) million and $8.8 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were not significant.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in no significant change in the market value of the contracts as there were approximately 0.3 million gallons of net unbalanced positions at September 30, 2006.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of September 30, 2006. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, pursuant to Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from Inergy’s acquisitions of Dowdle Gas, Inc., Graeber Brothers, Inc., Propane Gas Service, Inc., Atlas Gas Products, Inc., Country Gas Inc., and five smaller acquisitions, (collectively “the Acquisitions”) which were acquired during fiscal 2006 and are included in the 2006 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2006. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $132.5 million and $144.1 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2006, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 30, 2006 on our assessment and on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

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

Name	Age	Position with our General Partner
John J. Sherman	51	President, Chief Executive Officer and Director

Phillip L. Elbert	48	Executive Vice President—Propane Operations

R. Brooks Sherman, Jr.	41	Senior Vice President and Chief Financial Officer

Laura L. Ozenberger	48	Vice President—General Counsel and Secretary

Warren H. Gfeller	54	Director

Arthur B. Krause	65	Director

Richard T. O’Brien	52	Director

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

Phillip L. Elbert has served as Executive Vice President—Propane Operations of Inergy Holdings GP, LLC since February 2006 and has also served as Executive Vice President—Propane Operations and director of Inergy GP, LLC since March 2001. He joined Inergy’s predecessor as Executive Vice President—Operations in connection with its acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer, from 1981 to 1987.

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

Laura L. Ozenberger has served as Vice President—General Counsel and Secretary of Inergy Holdings GP, LLC since April 2005 and has also served as Vice President—General Counsel and Secretary of Inergy GP, LLC since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments, including Assistant Corporate Secretary from 1996 through 2003. Prior to 1990, Ms. Ozenberger was in a private legal practice.

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

Richard T. O’Brien has been a member of Inergy Holdings GP, LLC’s board of directors since May 2006. Mr. O’Brien currently serves as the Executive Vice President and Chief Financial Officer of Newmont Mining Corporation, one of the world’s largest gold producers, based in Denver, Colorado. From April 2001 until September 2005, Mr. O’Brien served as the Executive Vice President and Chief Financial Officer of AGL Resources, a natural gas distributor headquartered in Atlanta, Georgia.

Board Committees

Audit Committee

Our general partner’s board of directors has established an audit committee. The members of the audit committee must meet the independence standards established by the NASDAQ National Market. Members of the audit committee are Warren H. Gfeller, Arthur B. Krause and Richard T. O’Brien. The board of directors of our general partner has determined that Mr. Gfeller is (i) independent under applicable NASDAQ rules and (ii) an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the outside auditors; and (c) the disclosure controls and procedures established by management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required during fiscal year ended September 30, 2006, and with the exception of Mr. Gfeller’s failure to timely file a Form 4 with respect to the acquisition of 54.23 units acquired on August 14, 2006 via distribution reinvestment, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. This code of ethics may be found on our website at www.inergypropane.com.

Item 11. Executive Compensation.

All of our executive officers serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy. All of the information in the following table with respect to compensation of our executive officers describes the total compensation received by those officers in all capacities for us, Inergy GP, LLC and their respective subsidiaries. In this report, we refer to these four individuals as the “named executive officers.”

Summary Compensation Table

						Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compen- sation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
John. J. Sherman President and Chief Executive Officer	2006	$300,000	$300,000		$—	$—	—	$—	$625,000	(2)
	2005	$251,506	$300,000		$—	$—	—	$—	$—
	2004	$250,000	$—		$—	$—	—	$—	$—

Phillip L. Elbert Executive Vice President Propane Operations	2006	$240,000	$240,000		$—	$—	—	$—	$250,000	(2)
	2005	$236,667	$240,000		$—	$—	40,000	$—	$125,000	(2)
	2004	$200,000	$—		$—	$—	—	$—	$125,000	(2)

R. Brooks Sherman, Jr. Senior Vice President and Chief Financial Officer	2006	$200,000	$200,000		$—	$—	—	$—	$100,000	(2)
	2005	$178,409	$300,000	(3)	$—	$—	40,000	$—	$50,000	(2)
	2004	$170,000	$—		$—	$—	—	$—	$50,000	(2)

Laura L. Ozenberger Vice President, General Counsel and Secretary	2006	$189,363	$175,000		$—	$—	—	$—	$200,000	(2)
	2005	$155,637	$275,000	(3)	$—	$—	40,000	$—	$—
	2004	$155,000	$—		$—	$—	—	$—	$—

(1)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(2)	Payment of bonus conditioned upon the conversion of subordinated units.
(3)	Includes a non-recurring payment of a bonus of $100,000 paid by us as a result of the completion of our initial public offering.

The following table sets forth information with respect to each named executive officer concerning the number and value of exercisable and unexercisable unit options held under our Long Term Incentive Plan as of September 30, 2006.

Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2006 Option Values

Name	Units Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at September 30, 2006		Value of Unexercised In-the-Money Options at September 30, 2006(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John J. Sherman	—	—	—	—	$—	$—
Phillip L. Elbert	—	—	—	40,000	$—	$476,000
R. Brooks Sherman, Jr.	—	—	—	40,000	$—	$476,000
Laura L. Ozenberger	—	—	—	40,000	$—	$476,000

(1)	Based on the $34.40 per unit fair market value of our common units on September 29, 2006, the last trading day of fiscal 2006, less the option exercise price.

Employment Agreements

The named executive officers have not entered into employment agreements with our general partner. However, the following named executive officers have entered into employment agreements with Inergy GP, LLC, the managing general partner of Inergy, L.P.:

•	John J. Sherman, President and Chief Executive Officer;

•	Phillip L. Elbert, Executive Vice President—Propane Operations;

•	R. Brooks Sherman, Jr., Senior Vice President—Chief Financial Officer;

•	Laura L. Ozenberger, Vice President—General Counsel and Secretary.

The following is a summary of the material provisions of these employment agreements. All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of approximately three or five years. The annual salaries for these individuals are as follows:

• John J. Sherman	$300,000

• Phillip L. Elbert	$240,000

• R. Brooks Sherman, Jr.	$200,000

• Laura L. Ozenberger	$175,000

These employees are reimbursed for all expenses in accordance with Inergy’s policies. They are also eligible for fringe benefits normally provided to other members of executive management and any other benefits agreed to by the managing general partner of Inergy. Each of these employees is eligible to participate in our Long Term Incentive Plan and in Inergy’s Long Term Incentive Plan.

All of these individuals are eligible for annual performance bonuses upon meeting certain established criteria for each year during the term of his or her employment. For the fiscal year ended September 30, 2006, the amount of the annual performance bonus for these individuals was primarily based upon attaining certain levels of growth in distributable cash flow per unit.

Unless waived by the managing general partner of Inergy, in order for any of these individuals to receive any benefits under (i) the Long Term Incentive Plans, or (ii) the performance bonus, the individual must have been continuously employed by the managing general partner of Inergy or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

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

Pursuant to the partnership agreement, Inergy will reimburse us or our affiliates for all expenses of the employment of these individuals related to Inergy’s activities.

Long-Term Incentive Plan

Our general partner sponsors the Inergy Holdings Long-Term Incentive Plan (“Holdings LTIP”) for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for us. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The company has not granted restricted units, phantom units, or unit appreciation rights under the Holdings LTIP as of September 30, 2006. The Holdings LTIP limits the number of units that may be delivered pursuant to awards to 2,000,000 units. As of September 30, 2006, we had 674,500 unit options outstanding pursuant to the long-term incentive plan. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The Holdings LTIP is administered by the compensation committee of the board of directors of our general partner.

The board of directors of our general partner and the compensation committee of the board may terminate or amend the Holdings LTIP at any time with respect to any units for which a grant has not yet been made. Our board of directors and the compensation committee of the board also have the right to alter or amend the Holdings LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as may be required by the exchange upon which the common units are listed at that time, if any. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The Holdings LTIP will expire upon its termination by the board of directors or the compensation committee or earlier, when no units remain available under the plan for awards. Awards then outstanding will continue pursuant to the terms of their grants.

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

Unit Options. The Holdings LTIP permits the grant of options covering common units. The compensation committee may make grants under the plan to employees, consultants and members of our board containing such terms as the committee determines. Unit options have an exercise equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the compensation committee provides otherwise.

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

Unit Appreciation Rights. The Holdings LTIP permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in common units or, in the discretion of the compensation committee, in cash. We have not granted unit appreciation rights under the Holdings LTIP. In the future, the compensation committee may determine to make grants of unit appreciation rights under the plan to employees, consultants and members of our board of directors containing such terms as the committee determines. Unit appreciation rights will have an exercise price that may be greater or less than the fair market value of the common units on the date of grant, in the discretion of the compensation committee. In general, unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit appreciation rights will become exercisable upon a Change in Control. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or compensation committee provides otherwise.

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

Employee Unit Purchase Plan

Our general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. Our common unit purchase plan permits participants to purchase our common units in market transactions from us, our general partner or any other person at the end of each fiscal quarter. We have reserved

100,000 of our common units for purchase under our common unit purchase plan. As determined by the compensation committee, our general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. Our general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of our common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under our common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in our common unit purchase plan again until the one-year anniversary of the date of such sale. Our common unit purchase plan is intended to serve as a means for encouraging participants to invest in our common units. Common units purchased through the unit purchase plan for the fiscal year ended September 30, 2006 was 837 units. There were no common units purchased through the unit purchase plan for the fiscal year ended September 30, 2005.

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

Compensation of Directors

An officer of our general partner who also serves as director will not receive additional compensation. Messrs. Gfeller and Krause each received options under our long-term incentive plan for 20,000 common units at an exercise price based on the initial public offering price. Mr. O’Brien received options under our long-term incentive plan for 20,000 common units at an exercise price of $34.50 (equal to the closing trading price on the NASDAQ National Market of our common units on the grant date). In addition, each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director also receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $1,000 per compensation, audit, or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. In addition, at the second anniversary of appointment, each non-employee will receive restricted units under our long-term incentive plan equal to $25,000 in value. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs. Krause and Gfeller also receive similar compensation for their service on the board of directors of Inergy GP, LLC.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our general partner oversees the compensation of our executive officers. Arthur B. Krause and Warren H. Gfeller serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2006. While certain of our executive officers and directors serve in such roles with the managing general partner of Inergy, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the board of directors or compensation committee of our general partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Inergy Holdings, L.P.

The following table sets forth certain information as of November 1, 2006, regarding the beneficial ownership of our units by:

•	each person who beneficially owned more than 5% of such units then outstanding,

•	each of the named executive officers of our general partner,

•	each of the directors of our general partner, and

•	all of the directors and executive officers of our general partner and the managing general partner of Inergy as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner(1):	Units	Percent
John J. Sherman(2)	8,547,120	42.74%
David G. Dehaemers, Jr.(3)	1,520,698	7.60%
Phillip L. Elbert(4)	1,069,663	5.35%
Paul E. McLaughlin(5)	1,067,555	5.34%
William C. Gautreaux(6)	1,043,003	5.22%
Andrew L. Atterbury	1,050,000	5.25%
Carl A. Hughes(7)	951,792	4.76%
R. Brooks Sherman, Jr.	462,558	2.31%
Laura L. Ozenberger	4,545	*
Warren H. Gfeller	5,054	*
Arthur B. Krause	5,000	*
Richard T. O’Brien	—	—
Robert A. Pascal	12,500	*
Robert D. Taylor	—	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (12 persons)	13,628,930	68.14%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112, other than Paul E. McLaughlin, whose address is 1201 Walnut, Kansas City, Missouri 64141.
(2)	Mr. Sherman may be deemed to beneficially own (i) the 7,977,347 common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee, (ii) the 249,395 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust I under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iii) the 320,153 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust II under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iv) Mr. Sherman holds 225 units through the Employee Unit Purchase Plan.
(3)	Mr. Dehaemers may be deemed to beneficially own the 107,272 common units held by the David G. Dehaemers, Jr. 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Dehaemers serves as co-trustee.
(4)	Mr. Elbert may be deemed to beneficially own (i) the 120,675 common units held by the Phillip L. Elbert 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, (ii) the 40,225 common units held by the Charles W. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, and (iii) the 40,225 common units held by the Lauren E. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee.
(5)	Mr. McLaughlin may be deemed to beneficially own (i) 241,350 the common units held by the Paul E. McLaughlin 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. McLaughlin serves as co-trustee, and (ii) 826,205 common units held by the Paul E. McLaughlin Revocable Trust under trust indenture dated April 24, 2003 of which Mr. McLaughlin serves as co-trustee.
(6)	Mr. Gautreaux may be deemed to beneficially own (i) the 843,796 common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee, and (ii) the 120,675 common units held by the William C. Gautreaux 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Gautreaux serves as co-trustee.

(7)	Mr. Hughes may be deemed to beneficially own (i) the 710,442 common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, of which Mr. Hughes serves as the trustee, and (ii) the 241,350 common units held by the Carl A. Hughes 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Hughes serves as co-trustee.

Inergy Holdings GP, LLC

The following table shows the beneficial ownership of Inergy Holdings GP, LLC, as of November 1, 2006.

Name of Beneficial Owner(1)	Beneficial Ownership Percent(2)
John J. Sherman(3)	54.92%
David G. Dehaemers, Jr.	9.78%
Phillip L. Elbert	6.88%
Paul E. McLaughlin	6.87%
Andrew L. Atterbury	6.32%
William C. Gautreaux(4)	6.23%
Carl A. Hughes(5)	6.02%
R. Brooks Sherman, Jr.	2.97%
Laura L. Ozenberger	—
Warren H. Gfeller	—
Arthur B. Krause	—
Richard T. O’Brien	—
Robert A. Pascal	—
Robert D. Taylor	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (12 persons)	86.90%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)	Voting rights currently attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 33%, the remaining owners of our general partner will acquire voting rights in proportion to their ownership interest.
(3)	Mr. Sherman may be deemed to beneficially own all of the common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee.
(4)	Mr. Gautreaux may be deemed to beneficially own all of the common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee.
(5)	Mr. Hughes may be deemed to beneficially own all of the common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, of which Mr. Hughes serves as the trustee.

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

Our aggregate partnership interests in Inergy consist of the following:

•	a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 1.0% general partner interest in Inergy;

•	3,787,340 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 8.4%;

•	769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy common units at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as previously described; and

•	all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Our Relationship with Inergy’s General Partners

Inergy GP, LLC, Inergy’s managing general partner, manages the operations and activities of Inergy. Inergy Partners, LLC, Inergy’s non-managing general partner, owns an approximate 1.0% general partner interest in Inergy.

Distributions and payments are made by Inergy to its non-managing general partner and its affiliates in connection with the ongoing operations of Inergy. These distributions and payments are determined by and among affiliated entities and are not the result of arm’s length negotiations.

Cash distributions from Inergy are generally made approximately 99% to Inergy unitholders, including affiliates of its managing general partner as holders of Inergy common units, and approximately 1% to its non-managing general partner. In addition, if distributions exceed the target levels in excess of the minimum quarterly distribution, we are entitled to receive increasing percentages of the distributions, up to a maximum of 48.0% of the distributions above the highest target level.

Assuming Inergy has sufficient available cash to pay the full minimum quarterly distribution on all of its outstanding units for four quarters, its non-managing general partner and its affiliates would receive a distribution of approximately $0.6 million on the approximate 1.0% general partner interest and a distribution of approximately $4.5 million on their common units.

Inergy’s managing general partner and its affiliates do not receive any management fee or other compensation for the management of Inergy. Its managing general partner and its affiliates are reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. For the fiscal years ended September 30, 2006, 2005 and 2004 the expense reimbursement to Inergy’s managing general partner and its affiliates was approximately $8.7, $3.0, and $2.9 million, respectively, with the reimbursement related primarily to personnel costs.

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

Indemnification of Directors and Officers

Under our limited partnership agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by Delaware law, from and against all losses, claims, damages or similar events any director or officer, or while serving as a director or officer, any person who is or was serving as a tax matters member or as a director, officer, tax matters member, employee, partner, manager, fiduciary or trustee of our partnership or any of our affiliates. Additionally, we will indemnify to the fullest extent permitted by law, from and against all losses, claims, damages or similar events any person who is or was an employee (other than an officer) or agent of our partnership.

Any indemnification under our limited partnership agreement will only be out of our assets. We are authorized to purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our limited partnership agreement.

Related Party Transactions Involving Inergy

In connection with Inergy’s acquisition of assets from United Propane, Inc. on July 31, 2003, Inergy entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Five of these leases are with United Propane, three of the leases are with Pascal Enterprises, Inc. and two with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable for up to two additional terms of five years each. During the initial term of these leases, Inergy is required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility and after our board of directors obtained an opinion as to fairness from an independent financial advisor, on August 9, 2005, we entered into the Special Unit Purchase Agreement with Inergy. We purchased 769,941 Inergy special units for $25 million in cash from Inergy. These units are not entitled to current cash distributions, but are convertible to Inergy common units at a special conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the Inergy common units ending August 8, 2005.

On August 9, 2005, we also entered into a separate Registration Rights Agreement with Inergy relating to the Inergy special units that allows for the registered resale of these units. On February 10, 2006, Inergy filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the Inergy special units.

On occasion, Holdings reimburses Inergy for expenses paid on our behalf. At September 30, 2006, Holdings did not have an amount due to Inergy.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our and Inergy’s annual financial statements and for other services rendered for the years ended September 30, 2006 and 2005.

For the fiscal year ended September 30,	2006	2005
	(in thousands)
Inergy Holdings, L.P.:
Audit fees	$212	$538
Audit-related fees	6	—

Total	$218	$538

Inergy, L.P.
Audit fees(1)	$2,852	$1,427
Audit-related fees(2)	101	146

Total	$2,953	$1,573

(1)	Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the review of our quarterly and other SEC filings and services related to internal control assessments.
(2)	Audit-related fees consist of due diligence fees associated with acquisition transactions, financial accounting and reporting consultations and benefit plan audits.

Following the establishment of the audit committee of our general partner, the audit committee reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2006 prior to the commencement of such services. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 81.

2.	Financial Statement Schedules:

Valuation and Qualifying Accounts

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Inergy Holdings, L.P. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)***

*10.2	Credit Agreement dated as of July 22, 2005 among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Quarterly Report on Form 10-Q filed on August 9, 2006)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.3A	Amendment to the 5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 14, 2005)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Inergy Long-Term Incentive Plan (as amended and restated January 1, 2006) (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on February 14, 2006)***

*10.11	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.12	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.13	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.15	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.16	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.17	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.18	Registration Rights Agreement dated January 17, 2006, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.19	Indenture dated as of January 17, 2006 among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.20	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.21	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on February 14, 2006)

*14.1	Inergy Holdings’ Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

**21.1	List of subsidiaries of Inergy Holdings, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2006 and 2005 and each of the

Three Years in the Period Ended

September 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Inergy Holdings, L.P. and Subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy Holdings, L.P. and Subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated November 30, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2006

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Inergy Holdings, L.P. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy Holdings, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting and as permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2006 acquisitions which are included in the 2006 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and constituted $132.5 million and $144.1 million in total assets and revenues, respectively. Our audit of internal control over financial reporting of Inergy Holdings, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its 2006 acquisitions.

In our opinion, management’s assessment that Inergy Holdings, L.P. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inergy Holdings, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and our report dated November 30, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2006

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except unit information)

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$12,143	$9,586
Accounts receivable, less allowance for doubtful accounts of $2,876 and $2,356 at September 30, 2006 and 2005, respectively	99,486	94,876
Inventories (Note 4)	108,048	117,812
Assets from price risk management activities	46,197	58,356
Prepaid expenses and other current assets	30,022	23,231

Total current assets	295,896	303,861

Property, plant and equipment (Note 4)	847,944	804,774
Less: accumulated depreciation	124,411	72,756

Property, plant and equipment, net	723,533	732,018

Intangible assets (Note 2):
Customer accounts	226,032	161,000
Covenants not to compete	54,195	30,606
Trademarks	32,845	32,845
Deferred financing costs	23,301	20,749
Deferred acquisition costs	305	725

	336,678	245,925
Less: accumulated amortization	52,947	30,989

Intangible assets, net	283,731	214,936

Goodwill	339,656	256,596

Other assets	4,030	2,907

Total assets	$1,646,846	$1,510,318

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$81,464	$104,202
Accrued expenses	63,097	44,603
Customer deposits	97,959	68,567
Liabilities from price risk management activities	49,044	49,572
Current portion of long-term debt (Note 6)	16,868	17,931

Total current liabilities	308,432	284,875

Long-term debt, less current portion (Note 6)	673,098	569,909

Other long-term liabilities	11,830	11,966

Deferred income taxes	15,851	17,215

Interest of non-controlling partners in Inergy, L.P.	656,360	633,098

Partners’ capital (Note 9)
Common unitholders (20,000,000 units issued and outstanding as of September 30, 2006 and 2005, respectively)	(17,988)	(7,475)
Accumulated other comprehensive income (loss)	(737)	730

Total partners’ capital (deficiency)	(18,725)	(6,745)

Total liabilities and partners’ capital	$1,646,846	$1,510,318

See accompanying notes to the consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended September 30,
	2006	2005	2004
Revenue:
Propane	$1,072,261	$851,613	$431,202
Other	315,300	198,523	51,294

	1,387,561	1,050,136	482,496
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	779,694	593,360	334,231
Other	210,705	130,863	24,822

	990,399	724,223	359,053

Gross profit	397,162	325,913	123,443
Expenses:
Operating and administrative	249,538	197,582	81,388
Depreciation and amortization	76,749	50,413	21,089
Loss on disposal of assets	11,446	679	203

Operating income	59,429	77,239	20,763
Other income (expense):
Interest expense, net	(55,885)	(36,061)	(7,917)
Write-off of deferred financing costs	—	(7,585)	(1,216)
Make whole premium charge	—	—	(17,949)
Swap value received	—	—	949
Finance charges	2,650	1,817	704
Other income	814	251	117

Income (loss) before income taxes and interest of non-controlling partners in Inergy, L.P.	7,008	35,661	(4,549)

Provision for income taxes	(575)	(501)	(201)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	7,954	(26,831)	4,827

Net income	$14,387	$8,329	$77

Total limited partners’ interest in net income	$14,387	$8,329	$77

Net income per limited partner unit:(1)
Basic	$0.72	$0.49	$0.01

Diluted	$0.71	$0.48	$0.00

Weighted average limited partners’ units outstanding(1)
Basic	20,000	17,140	12,550

Diluted	20,167	17,186	16,090

(1)	Adjusted to give effect to the conversion transaction.

See accompanying notes to the consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in thousands)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2003	$2,183	$44	$2,227
Redemption of members’ interest	(2,250)	—	(2,250)
Partner contributions	1,500	—	1,500
Partner distributions	(36,525)	—	(36,525)
Comprehensive income:
Net income	77	—	77
Unrealized gain on investments in marketable securities	—	155	155

Comprehensive income			232

Balance at September 30, 2004	(35,015)	199	(34,816)

Net proceeds from issuance of common units	80,002	—	80,002
Redemption of Partner’s interest	(2,987)	—	(2,987)
Partner contributions	5,576	—	5,576
Partner distributions	(63,380)	—	(63,380)
Comprehensive income:
Net income	8,329	—	8,329
Unrealized gain on derivative instruments	—	730	730
Change in unrealized gain (loss) on investments in marketable securities	—	(199)	(199)

Comprehensive income			8,860

Balance at September 30, 2005	(7,475)	730	(6,745)

Partner distributions	(24,900)	—	(24,900)
Comprehensive income:
Net income	14,387	—	14,387
Unrealized loss on derivative instruments	—	(1,467)	(1,467)

Comprehensive income			12,920

Balance at September 30, 2006	$(17,988)	$(737)	$(18,725)

See accompanying notes to the consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2006	2005	2004
Operating activities
Net income	$14,387	$8,329	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,611	37,328	15,325
Amortization	22,138	13,085	5,764
Amortization of deferred financing costs	2,299	1,947	1,686
Write-off of deferred financing costs	—	7,585	1,216
Stock based compensation charges	641	—	—
Provision for doubtful accounts	3,579	1,966	214
Make whole premium charge	—	—	17,949
Loss on disposal of assets	11,446	679	203
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	(7,954)	26,831	(4,827)
Deferred income taxes	(1,364)	(782)	(1,596)
Net price risk management activities	(10,400)	(10,008)	9,730
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,655	(19,722)	(23,157)
Inventories	28,392	(34,669)	(19,048)
Prepaid expenses and other current assets	(5,730)	(71)	(914)
Other assets	(686)	(219)	37
Accounts payable	(47,428)	19,349	24,374
Accrued expenses	12,368	13,997	(219)
Customer deposits	18,944	18,511	4,089

Net cash provided by operating activities	99,898	84,136	30,903

Investing activities
Acquisitions, net of cash acquired	(187,214)	(810,159)	(85,154)
Purchases of property, plant and equipment	(34,509)	(34,093)	(14,292)
Deferred acquisition costs incurred	(686)	(621)	(900)
Proceeds from sale of assets	11,484	4,141	2,245
Proceeds from sale of marketable securities	—	—	500

Net cash used in investing activities	(210,925)	(840,732)	(97,601)

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended September 30,
	2006	2005	2004
Financing activities
Proceeds from issuance of long-term debt	$735,335	$1,716,040	$388,467
Principal payments on long-term debt	(642,958)	(1,302,686)	(367,644)
Net proceeds from issuance of common units of Inergy, L.P.	127,391	410,554	113,219
Distributions to non-controlling partners in Inergy, L.P.	(80,304)	(51,950)	(29,505)
Distributions	(24,900)	(63,380)	(21,525)
Deferred financing costs incurred	(5,031)	(24,284)	(235)
Net proceeds from unit options exercised of Inergy L.P.	4,050	—	—
Net proceeds from issuance of common units	—	80,002	—
Net proceeds from partners’ contributions	—	5,576	1,500
Purchase of subordinated units in Inergy, L.P.	—	(3,079)	(1,026)
Redemption of partners’ interest	—	(2,987)	(2,250)
Payment of make whole premium charge	—	—	(17,949)

Net cash provided by financing activities	113,583	763,806	63,052

Effect of foreign exchange rate changes on cash	1	68	18

Net increase (decrease) in cash	2,557	7,278	(3,628)
Cash at beginning of year	9,586	2,308	5,936

Cash at end of year	$12,143	$9,586	$2,308

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$52,923	$30,152	$6,257

Cash paid during the year for taxes	1,069	1,655	996

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$9,613	$7,881	$2,569

Additions to property, plant and equipment through accounts payable and accrued expenses	4,168	29	229

Decrease in the fair value of long-term debt and the related interest rate swap	(3,589)	(1,647)	(316)

Distributions declared to be paid subsequent to September 30, 2004	—	—	15,000

Change in unrealized investment holding gain	—	(199)	155

Partner notes payable issued in connection with the payment of distributions	—	15,000	—

Acquisitions, net of cash acquired:
Current assets	$32,414	$76,655	$6,304
Property, plant and equipment	29,722	520,215	60,503
Intangible assets	87,515	138,799	19,079
Goodwill	83,835	171,152	11,531
Other assets	153	2,359	—
Current liabilities	(36,812)	(91,140)	(9,694)
Non-compete liabilities	(9,613)	(7,881)	(2,569)

	$187,214	$810,159	$85,154

See accompanying notes to the consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

Inergy Holdings, L.P. (formerly Inergy Holdings, LLC) (the “Company” or “Holdings”) was formed on November 12, 1996 as a Delaware limited liability company. The Company shall exist as a separate legal entity until the cancellation of the certificate of conversion and the certificate of limited partnership as provided in the Delaware Revised Uniform Limited Partnership Act (the Delaware Act). The limited partners have no liability in excess of contributions to the Company. The general partner of the Company is Inergy Holdings GP, LLC. The Company has no operations of its own but is engaged in the investment in propane and other natural gas liquids companies. The voting partners of the Company holding the majority of the common interest conduct the business affairs of the Company. Inergy Partners, LLC, the non-managing general partner of Inergy, L.P. and holder of the approximate 1.0% general partner interest therein, and Inergy GP, LLC, the managing general partner of Inergy, L.P. (“Inergy” or the “Partnership”), are both wholly owned subsidiaries of the Company.

Inergy was formed on March 7, 2001 as a Delaware limited partnership. Inergy and its subsidiary Inergy Propane, LLC (“Inergy Propane” or the “Operating Company”) were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (other than a portion of the cash and deferred income tax liabilities) of Inergy Partners, LLC and subsidiaries. In addition, Inergy Sales and Service, Inc. (“Services”), a subsidiary of Inergy Propane, was formed to acquire and operate the service work and appliance parts and sales business of Inergy Propane. The Partnership, the Operating Company, and Services are collectively referred to hereinafter as the Partnership Entities. In order to simplify the Partnership’s obligations under the laws of several jurisdictions in which the Partnership will conduct business, the Partnership’s activities are conducted primarily through Inergy Propane.

Inergy is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP, LLC in connection with operating Inergy’s business. These costs, which totaled approximately $8.7 million, $3.0 million and $2.9 million for the years ended September 30, 2006, 2005 and 2004, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

As of September 30, 2006, Holdings owns an aggregate 9.4% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.0% general partnership interest and an 8.4% limited partnership interest. The Company also owns all of the incentive distribution rights provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast, and South regions of the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P., its wholly owned subsidiaries, Inergy Partners, LLC (“Partners”), New Inergy Propane, LLC (“NIP”), Inergy GP,

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”), Wilson Oil Company of Johnston County, Inc. (“Wilson”), Rolesville Oil & Gas Company, Inc. (“Rolesville”) and its controlled subsidiary, Inergy. IPCHA, Wilson and Rolesville are all subsidiaries created as a result of transactions with Inergy. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

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

Reclassifications and Restatements

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income. On May 19, 2006, the Company restated its consolidated financial statements for the fiscal years ended September 30, 2005, 2004 and 2003 to defer recorded non-cash gains on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). These restated financial statements were filed with the SEC on May 19, 2006 on Form 10-K/A. The changes have no prior, current or future impact on the cash available for distributions to unitholders.

Note 2. Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Accumulated other comprehensive income (loss) for Inergy was $(16.6) million and $5.4 million at September 30, 2006 and 2005, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

Sales of propane and other liquids are recognized at the later of the time product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $77.6 million, $56.4 million and $28.2 million during the years ended September 30, 2006, 2005, and 2004, respectively.

Credit Risk and Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. Credit is generally extended to retail customers through delivery into Company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are based on specific identification and historical collection results and have generally been within management’s expectations. Finance charges on trade receivables are generally recognized upon billing of customers.

Inergy enters into netting agreements with certain wholesale customers to mitigate its credit risk. As a result of adopting EITF 04-13 in the year ended September 30, 2006, appropriate receivables and payables are reflected at a net balance as of September 30, 2006.

Two suppliers, Sunoco, Inc. (14%) and Exxon Mobil Oil Corp. (11%), accounted for approximately 25% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

No single customer represents 10% or more of consolidated revenues. In addition, nearly all of Inergy’s revenues are derived from sources within the United States, and all of its long-lived assets are located in the United States.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of less than 3 months.

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are designated under a fair value hedge program and are consequently marked to market. All Wholesale propane inventories being hedged and carried at market value at September 30, 2006 and 2005 amount to $67.8 million and $85.8 million, respectively. Inventories for facility and midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

Inergy reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2006. See Note 4 for a discussion of assets held for sale at September 30, 2006.

Identifiable Intangible Assets

Both the Company and Inergy have recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks, deferred financing costs and deferred acquisition costs. Customer accounts, covenants not to compete, and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Deferred acquisition costs represent costs incurred on acquisitions that Inergy is actively pursuing. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15
Covenants not to compete	2–10
Deferred financing costs	1–10

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in thousands):

Year Ending September 30,
2007	$24,944
2008	23,020
2009	22,496
2010	20.812
2011	20,090

Goodwill

Goodwill is recognized pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) for various acquisitions by Inergy as the excess of the cost of the acquisitions over the face value of the related net assets at the date of acquisition. Under SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

In connection with the goodwill impairment evaluation, the reporting units are identified, which for Inergy includes four reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” to its carrying amount.

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2006.

Income Taxes

The earnings of the Company, its limited liability subsidiaries and Inergy are included in the Federal and state income tax returns of the individual members or partners. As a result, no income tax expense has been reflected in the consolidated financial statements relating to the earnings of Inergy and the limited liability subsidiaries. Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA, Wilson, Rolesville and Services). These corporations account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased under contract that will be delivered at a future date.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the aggregate fair value of the Company’s long-term debt was approximately $680 million and $588 million as of September 30, 2006 and 2005, respectively. See Note 5 for the fair value of Inergy’s derivative financial instruments.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments and marketable securities. Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Unrealized Gains (Losses) on Investments in Marketable Securities	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
As of September 30, 2004	$199	$—	$199
Other Comprehensive income (loss)(a)	(199)	730	531

As of September 30, 2005	—	730	730
Other Comprehensive income (loss)	—	(1,467)	(1,467)

As of September 30, 2006	$—	$(737)	$(737)

(a)	Other comprehensive income (loss) includes a reclassification of $730 and $(199) to net income during the years ended September 30, 2006 and 2005, respectively.

Pursuant to SFAS 133, Inergy records the effective portion of the unrealized gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

Interest of Non-controlling Partners in Inergy, L.P.

Cash investments by third parties are recorded as an increase in the interest of non-controlling partners in Inergy, L.P. in the consolidated balance sheets. There is no recognition of any gain at the dates cash investments are made as the third-party investors are entitled to a preferential return on their investments.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Per Unit

Basic net income per limited partner unit is computed by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the dilutive effect of unit options granted under the long-term incentive plan. The following table presents the calculation of basic and dilutive net income per limited partner unit (in thousands, except per unit data):

	Year Ended September 30,
	2006	2005	2004
Numerator:
Net income	$14,387	$8,329	$77

Limited partners’ interest in net income—basic and diluted	14,387	8,329	77

Denominator:
Weighted average limited partners’ units outstanding—basic	20,000	17,140	12,550
Effect of dilutive units	167	46	3,540

Weighted average limited partners’ units outstanding—dilutive	20,167	17,186	16,090

Net income per limited partner unit:(a)
Basic	$0.72	$0.49	$0.01

Diluted	$0.71	$0.48	$0.00

(a)	When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic and diluted net income per limited partner unit was $0.45 for the year ended September 30, 2005.

Accounting for Unit-Based Compensation

The Company and Inergy each have a unit-based employee compensation plan, which are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company adopted SFAS 123(R) on October 1, 2005 using the modified prospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to effective date of SFAS 123(R) that remain unvested as of the effective date. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of October 1, 2005. The compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of October 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date and was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after October 1, 2005 using the attribution method that was used under SFAS 123.

The amount of compensation expense recorded by Inergy under the provisions of SFAS 123(R) during the year ended September 30, 2006 was approximately $0.6 million, including approximately $0.3 million related to unit-based compensation for Holdings.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and net income per limited partner unit as if the Company had applied the fair value recognition provision of SFAS No. 123(R) to unit-based employee compensation for the years ended September 30, 2005 and 2004. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in thousands, except per unit data):

	2005	2004
Net income applicable to limited partner units as reported	$8,329	$77
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	123	37

Pro forma net income	$8,206	$40

Pro forma net income per limited partner unit
Basic—as reported	$0.49	$0.01
Basic—pro forma	$0.48	$0.00
Diluted—as reported	$0.48	$0.00
Diluted—pro forma	$0.48	$0.00

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 14 for disclosures related to the Company’s propane and midstream segments.

Recently Issued Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the fiscal year ended September 30, 2008. The Company will be evaluating the potential financial statement impact of SFAS 157 to its consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be evaluating the potential financial statement impact of SFAS 155 to its consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional retirement obligation, as used in SFAS No. 143, “Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was required to be adopted by Inergy for the fiscal year ended September 30, 2006. The Company has evaluated the impact of FIN 47 and determined that it does not have a material effect on the consolidated financial statements in the current year as well as all prior years considered.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewal of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The Company has adopted the provisions of EITF 04-13, which did not have a material effect on its financial position, results of operations and cash flows.

Note 3. Acquisitions

During the fiscal year ended September 30, 2006, Inergy made ten acquisitions, including Dowdle Gas, Inc. headquartered in Columbus, MS, Graeber Brothers, Inc. headquartered in Batesville, MS, Propane Gas Service, Inc. headquartered in South Windsor, CT, Atlas Gas Products, Inc. headquartered in Costonia, OH, Country Gas Inc. headquartered in Sumiton, AL, and five smaller retail propane companies, (collectively “the Acquisitions”). The aggregate purchase price for the Acquisitions, net of cash acquired was $186.3 million. The operating results for all the Acquisitions are included in our consolidated results of operations from the dates of acquisition through September 30, 2006. The purchase price allocation for Dowdle Gas, Inc. was finalized during the quarter ended September 30, 2006, and all applicable changes are reflected in the accompanying consolidated financial statements. The purchase price allocations for all other acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

Regulation S-X of the Securities and Exchange Commission requires that for any significant subsidiary, which is defined as any significant business combination or disposition of assets, pro-forma information must be disclosed. None of the fiscal 2006 acquisitions were, individually or in the aggregate, considered a significant subsidiary. Therefore, no pro-forma results from operations are provided.

As a result of the fiscal 2006 acquisitions, Inergy acquired $35.2 million of goodwill and $54.1 million of intangible assets, consisting primarily of customer accounts and non-compete agreements. The weighted average amortization period of amortizable intangible assets acquired during the year ended September 30, 2006 is approximately 12 years.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2006, Inergy finalized its purchase price allocation of the fair value of Stagecoach’s assets based on a third party valuation. Based on this valuation, Inergy recorded a purchase price adjustment which decreased the value of its fixed assets (including land and buildings) and accumulated depreciation by $84.4 million and $4.3 million, respectively, increased customer accounts and goodwill by $35.1 million and $50.6 million, respectively, and decreased non-competes by $1.3 million.

Note 4. Certain Balance Sheet Information

Inventories

Inventories consist of the following at September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Propane gas and other liquids	$96,097	$110,085
Appliances, parts and supplies	11,951	7,727

	$108,048	$117,812

Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2006 and 2005, respectively (in thousands):

	2006	2005
Tanks and plant equipment	$578,452	$559,403
Land and buildings	135,481	155,335
Vehicles	89,267	66,223
Construction in process	24,720	6,758
Office furniture and equipment	20,024	17,055

	847,944	804,774
Less: accumulated depreciation	124,411	72,756

Property, plant and equipment, net	$723,533	$732,018

Depreciation expense totaled $54.6 million, $37.3 million, and $15.3 million for the years ended September 30, 2006, 2005 and 2004, respectively.

During 2006, Inergy capitalized $0.4 million of interest related to certain Midstream asset expansion projects. This amount is reflected in construction in process. There was no interest capitalized in the prior year.

As discussed in Note 3, the Company recorded a purchase price adjustment in the fourth quarter of 2006 related to the Stagecoach acquisition which decreased the value of fixed assets and accumulated depreciation by $84.4 million and $4.3 million, respectively.

The property, plant and equipment balances above at September 30, 2006 include approximately $6.8 million of propane operations assets deemed held for sale under the provisions of SFAS 144. These assets were identified during the fourth quarter of 2006 as a result of the final integration of the larger retail propane acquisitions closed since November 2004 as Inergy has focused on eliminating redundant operations, mostly including tanks and equipment, vehicles and certain real estate. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in a loss of

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

approximately $6.6 million for the year ended September 30, 2006. This $6.6 million charge is included as a component of operating income as a loss on disposal of assets. When aggregated with other realized losses, such amounts totaled $11.4 million.

Note 5. Price Risk Management and Financial Instruments

Commodity Derivative Instruments and Price Risk Management

Inergy, through its wholesale operations, sells propane to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of propane. In addition, Inergy manages its own commodity risks using forward physical and futures contracts. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

As discussed in Note 2, all of these financial instruments are accounted for under SFAS 133. Inergy has entered into these derivative financial instruments to manage its exposure to fluctuations in commodity prices and to the variability of future cash flows. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2006 and 2005 (in millions):

	September 30,
	2006		2005
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane and heating oil (barrels)	8.0	7.5	11.0	12.7
Natural gas (MMBTU’s)	5.5	5.4	1.9	1.9

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2006 and September 30, 2005 was assets of $46.2 million and $58.4 million, respectively, and liabilities of $49.0 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

Inergy uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Inergy’s risk management department regularly compares valuations to independent sources and models.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The net change in unrealized gains and losses related to all price risk management activities, including Wholesale inventory accounted for under a fair value hedge, and propane based financial instruments, for the years ended September 30, 2006, 2005 and 2004 of $(39.5) million, $24.1 million, and $(1.2) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in Inergy’s Accumulated Other Comprehensive Income at September 30, 2006. Included in the above $24.1 million from the previous year is a non-cash gain of $19.4 million related to derivative contracts. No similar gain or loss was recognized in the year ended September 30, 2004. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2006 and 2005 where settlement has not yet occurred (in thousands):

	Year Ended September 30, 2006	Year Ended September 30, 2005
Net fair value gain (loss) of contracts outstanding at beginning of year	$8,784	$(6,626)
Net unrealized gain acquired through acquisition during the year	—	1,881
Net change in physical exchange contracts	(592)	1,508
Change in fair value of contracts attributable to market movement during the year	(4,400)	16,689
Realized gains	(6,639)	(4,668)

Net fair value of contracts outstanding at end of year	$(2,847)	$8,784

Of the outstanding unrealized gain (loss) as of September 30, 2006 and 2005, $(2.7) million and $8.8 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were not significant.

During the years ended September 30, 2006, 2005, and 2004, Inergy recognized a net gain of less than $0.1 million, a net loss of $0.2 million and $0.1 million, respectively, related to the ineffective portion of its fair value commodity hedging instruments and a net loss of $0.4 million, $0.6 million, and $1.0 million, respectively, related to the portion of the fair value commodity hedging instruments excluded from the assessment of hedge effectiveness.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS 133.

The total amount of deferred cash flow hedge losses recorded in Inergy’s other comprehensive income as of September 30, 2006 in the amount of $16.6 million is expected to be reclassified to future earnings predominantly within the next twelve months, contemporaneously with the timing that related physical purchase of the underlying commodity affect earnings. During the years ended September 30, 2006 and 2005, there was no material ineffectiveness related to cash flow hedges. As of September 30, 2005, there was $5.4 million in Inergy’s other comprehensive income which was reclassified to earnings during the fiscal year ended September 30, 2006, none of which was related to forecasted transactions that were no longer considered probable of occurring. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

Note 6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2006	2005
Inergy credit agreement	$22,700	$126,800
Inergy senior unsecured notes	621,411	423,352
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	15,561	9,579
Holdings bank facility	5,294	3,109
Holdings term loan	25,000	25,000

	689,966	587,840
Less current portion	16,868	17,931

	$673,098	$569,909

On August 9, 2005, the Company entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan is August 9, 2008 and is collateralized by certain of our interests in Inergy. In addition, the Term Loan is guaranteed by IPCHA and NIP. The proceeds from this loan were used to acquire 769,941 special units in Inergy in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Term Loan contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2008 and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by NIP. The prime rate and LIBOR plus the applicable spreads were 7.08% at September 30, 2006 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy’s Credit Agreement

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants substantially similar to the previous credit agreement. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. Inergy has the option to use up to $125.0 million of available borrowing capacity from its Acquisition Facility for working capital purposes.

Inergy is required to reduce the principal outstanding on the Working Capital Facility to $10 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 (amount was $5 million as of September 30, 2005). As such, $10 million and $5 million of the outstanding balance at September 30, 2006 and 2005, respectively, have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2006, the balance outstanding under the Credit Agreement was $22.7 million under the Working Capital Facility. At September 30, 2005, borrowings under the Credit Agreement were $126.8 million, including $20.0 million under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 7.08% and 8.50% at September 30, 2006, and between 6.19% and 7.75% at September 30, 2005, for all outstanding debt under the Credit Agreement.

The Credit Agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Credit Agreement amounted to $369.4 million and $276.2 million at September 30, 2006 and 2005, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $32.9 million and $22.0 million at September 30, 2006 and 2005, respectively.

On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase to $125.0 million from $75.0 million the effective amount of working capital borrowings available through the utilization of the Acquisition Facility. Other terms, conditions, and covenants remained materially unchanged.

At September 30, 2006, the Company was in compliance with all of its debt covenants.

Senior Unsecured Notes

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (the “2016 Senior Notes”) in a private placement to eligible purchasers. The 2016 Senior Notes contain covenants similar to the 2014 Senior Notes. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are jointly and severally guaranteed by all of Inergy’s current domestic subsidiaries and have certain call features which allow Inergy to redeem the notes at specified prices based on the date redeemed as described below.

On May 18, 2006, Inergy completed an offer to exchange its existing 8.25% 2016 Senior Notes for $200 million of 8.25% senior notes due 2016 (the “2016 Exchange Notes”) that are registered and do not carry transfer

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

restrictions, registration rights and provisions for additional interest. The 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied our obligations under the registration rights agreement.

Before March 1, 2009, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2016 Senior Notes with the net proceeds of a public or private equity offering at 108.25% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 150 days of the date of the closing of such equity offering.

The 2016 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after March 1, 2011, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2011	104.125%
2012	102.750%
2013	101.375%
2014 and thereafter	100.000%

2014 Senior Notes

On December 22, 2004, the Issuers completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). The 2014 Senior Notes contain covenants similar to the Credit Agreement. The net proceeds were used to repay outstanding indebtedness.

The 2014 Senior Notes represent senior unsecured obligations and rank pari passu in right of payment with all of Inergy’s other present and future senior indebtedness. The 2014 Senior Notes are jointly and severally guaranteed by all current domestic subsidiaries and have certain call features, which allow Inergy to redeem the 2014 Senior Notes at specified prices based on the date redeemed as described below.

On October 26, 2005, Inergy completed an offer to exchange the 2014 Senior Notes for $425 million of 6.875% senior notes due 2014 (the “2014 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2014 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

Before December 15, 2007, Inergy may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 2014 Senior Notes with the net proceeds of a public or private equity offering at 106.875% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering.

The 2014 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes, in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related 2014 Senior Notes and contain call provisions consistent with the underlying 2014 Senior Notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. Inergy recognized an approximate $3.6 million decrease in the fair market value of the related 2014 Senior Notes at September 30, 2006 with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long term liabilities.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and certain sellers of retail propane companies acquired from fiscal years 1999 through 2006 with payments due through 2014 and imputed interest ranging from 3.5% to 10.0%. Noninterest-bearing obligations consist of $19.1 million and $11.5 million in total payments due under agreements, less unamortized discount based on imputed interest of $3.5 million and $1.9 million at September 30, 2006 and 2005, respectively. Additionally, Inergy has a long-term obligation related to a long-term asset management agreement for certain transportation services provided to one of Inergy’s subsidiaries. The unpaid balance of this obligation was $10.3 million at September 30, 2006.

The aggregate amounts of principal to be paid on the outstanding long-term debt and other long-term obligations during the next five years ending September 30 and thereafter are as follows (in thousands):

	Other Obligations	Long-term debt and Notes Payable
2007	$2,078	$16,868
2008	3,116	3,607
2009	5,125	32,633
2010		1,576
2011		11,334
Thereafter		623,948

	$10,319	$689,966

Note 7. Leases

Inergy has certain noncancelable operating leases, mainly for office space and vehicles, which expire at various times over the next ten years. Certain of these leases contain terms that provide that the rental payment be indexed to published information.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in thousands):

Year Ending September 30,
2007	$6,402
2008	5,372
2009	3,762
2010	2,461
2011	1,206
Thereafter	3,084

Total minimum lease payments	$22,287

Rent expense for operating leases for the years ending September 30, 2006, 2005, and 2004 totaled $9.6 million, $7.9 million, and $4.5 million, respectively.

Inergy has certain related party leases as discussed in Note 13.

Note 8. Income Taxes

The provision for income taxes for the years ended September 30, 2006, 2005, and 2004 consists of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$1,138	$1,092	$1,380
State	801	191	417

Total current	1,939	1,283	1,797

Deferred:
Federal	(1,174)	(653)	(1,383)
State	(190)	(129)	(213)

Total deferred	(1,364)	(782)	(1,596)

Provision for income taxes	$575	$501	$201

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2006, 2005 and 2004, relates to taxable income of the corporations as discussed in Note 2.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes related to IPCHA, Wilson and Rolesville reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2006 and 2005 are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
NOL carryforward	$841	$1,285

	841	1,285
Deferred tax liabilities:
Basis difference in stock of acquired company	(16,692)	(18,500)

	(16,692)	(18,500)

Net deferred tax liability	$(15,851)	$(17,215)

The net operating loss carryforwards of $2.5 million fully expire by September 30, 2020.

Note 9. Partners’ Capital

The partners of the Company receive a portion of the distributions earned. Distributions paid by the Company to its partners amounted to $24.9 million, $63.4 million and $21.5 million for the years ended September 30, 2006, 2005 and 2004, respectively, or $1.25, $3.70, and $1.71 per unit, respectively, for the periods to which these distributions relate. On September 3, 2004, the Company declared a distribution of $15.0 million to be distributed in the form of promissory notes to its partners in November 2004. These notes were paid off in July 2005. This distribution is reflected in the balance sheet as a promissory note distribution payable as of September 30, 2004.

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

Note 10. Long-Term Incentive Plan

Inergy Holdings, L.P. Long-Term Incentive Plan

The Company’s general partner sponsors the Inergy Holdings Long-Term Incentive Plan (“Holdings LTIP”) for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted restricted units, phantom units, or unit appreciation rights under the Holdings LTIP as of September 30, 2006. The Holdings LTIP limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. As of September 30, 2006, the Company had 674,500 unit options outstanding pursuant to the Holdings LTIP. The Holdings LTIP is administered by the compensation committee of the board of directors of our general partner.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted Units

A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. The Company has not granted restricted units under the Holdings LTIP. In the future, the compensation committee may determine to make grants of restricted units under the plan to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a Change in Control, as defined in the plan. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted unit. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Phantom Units

A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the value of a common unit. The Company has not granted phantom units under the Holdings LTIP. The compensation committee will determine the period over which phantom units granted to employees and members of our board will vest. The committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the phantom units will vest upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

Unit Appreciation Rights

The Holdings LTIP permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in common units or, at the discretion of the compensation committee, in cash. The Company has not granted unit appreciation rights under the Holdings LTIP. In the future, the compensation committee may determine to make grants of unit appreciation rights under the plan to employees and members of our board of directors containing such terms as the committee determines. Unit appreciation rights will have an exercise price that may be greater or less than the fair market value of the common units on the date of grant, at the discretion of the compensation committee. In general, unit appreciation rights granted will become exercisable over a period determined by the compensation committee. In addition, the unit appreciation rights will become exercisable upon a Change in Control. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or compensation committee provides otherwise.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s unit option activity for the years ended September 30, 2006 and 2005 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2004	—	—	—
Granted	$22.50 – $33.45	$23.38	690,000
Exercised	—	—	—
Canceled	$22.50	$22.50	40,000

Outstanding at September 30, 2005	$22.50 – $33.45	$23.44	650,000
Granted	$31.91 – $35.35	$33.89	62,500
Exercised	—	—	—
Canceled	$22.50 – $33.51	$23.95	38,000

Outstanding at September 30, 2006	$22.50 – $35.35	$24.38	674,500

Exercisable at September 30, 2006			2,000

Information regarding options outstanding and exercisable as of September 30, 2006 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$22.50	549,500	8.7	$22.50	2,000	$22.50
$29.15 – $32.48	72,500	9.1	31.36	—	—
$32.49 – $35.35	52,500	9.3	34.39	—	—

	674,500	8.8	$24.38	2,000	$22.50

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2006 were approximately nine years and less than one year, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2006	2005
Weighted average fair value of options granted	$6.31	$2.61
Expected volatility	0.244	0.167
Distribution yield	4.1%	4.0%
Expected life of option in years	5	5
Risk-free interest rate	4.9%	3.9%

The aggregate intrinsic value of options outstanding at September 30, 2006 was $16.4 million. The aggregate intrinsic value of options exercisable at September 30, 2006 was not significant. Aggregate intrinsic

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $34.40 on September 29, 2006, and the exercise price multiplied by the number of options outstanding.

Inergy Holdings, L.P. Unit Purchase Plan

The Company’s general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. The common unit purchase plan permits participants to purchase common units in market transactions from the Company, the general partner or any other person at the end of each fiscal quarter. The Company has reserved 100,000 of its common units for purchase under the common unit purchase plan. As determined by the compensation committee, the general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. The general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of the Company’s common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under the common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in the common unit purchase plan again until the one-year anniversary of the date of such sale. The Company’s common unit purchase plan is intended to serve as a means for encouraging participants to invest in its common units. Common units purchased through the unit purchase plan for the fiscal year ended September 30, 2006 were 837 units. There were no common units purchased through the unit purchase plan for the fiscal year ended September 30, 2005.

Inergy, L.P. Long-Term Incentive Plan

Inergy’s managing general partner sponsors the Long-Term Incentive Plan (“Inergy LTIP”) for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The Inergy LTIP currently permits the grant of awards covering an aggregate of 1,735,100 Inergy common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the Inergy LTIP and are presented as grants in the table below, all units granted under the plan will vest in accordance with the Unit Option Agreements, which typically provide that unit options begin vesting five years from the anniversary date of the applicable grant date. Shares issued as a result of unit option exercises are newly issued shares.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

On April 3, 2006, the compensation committee granted 3,756 restricted units. These restricted units vest over a three year period beginning one year from the grant date. Inergy recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of Inergy’s common stock of $26.62 on the date of grant.

On August 1, 2006, the compensation committee granted 35,000 restricted units. These restricted units cliff vest five years from grant date. Inergy recognizes expense on these shares each quarter using an estimate of the shares expected to vest multiplied by the closing price of Inergy’s common stock of $27.01 on the date of grant.

Of the total 58,756 restricted shares outstanding, the weighted average remaining contract life is 9.7 years.

The compensation expense recorded by Inergy related to these restricted stock awards was less than $0.1 million for the year ended September 30, 2006.

Unit Options

Unit options issued under the Inergy LTIP have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to vesting periods as outlined in the unit option agreement. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy.

A summary of Inergy’s unit option activity for the years ended September 30, 2006, 2005, and 2004, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2003	$1.92 – $20.13	$13.09	1,077,064
Granted	$20.96 – $24.71	$23.11	84,000
Exercised	—	—	—
Canceled	$13.83 – $15.35	$14.51	46,000

Outstanding at September 30, 2004	$1.92 – $24.71	$13.79	1,115,064
Granted	$27.14 – $31.32	$28.90	95,500
Exercised	—	—	—
Canceled	$10.00 – $27.14	$16.80	103,000

Outstanding at September 30, 2005	$1.92 – $31.32	$14.81	1,107,564
Granted	$26.20 – $26.51	$26.27	6,500
Exercised	$1.92 – $16.87	$11.39	355,600
Canceled	$15.34 – $27.14	$18.75	46,500

Outstanding at September 30, 2006	$8.19 – $31.30	$16.37	711,964

Exercisable at September 30, 2006	$8.19 – $27.14	$10.95	249,464

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding options outstanding and exercisable as of September 30, 2006 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$ 6.26 – $ 9.40	1,864	0.5	$8.19	1,864	$8.19
$ 9.41 – $12.53	237,600	4.8	10.75	237,600	10.75
$12.54 – $15.66	186,000	5.9	14.76	6,000	14.50
$15.67 – $18.79	91,000	6.4	16.20	3,000	16.04
$18.80 – $21.92	75,000	7.0	20.40	—	—
$21.93 – $25.06	30,000	7.5	23.94	—	—
$25.07 – $28.19	31,000	8.4	26.96	1,000	27.14
$28.20 – $31.30	59,500	8.8	29.97	—	—

	711,964	6.1	$16.37	249,464	$10.95

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2006 were approximately six years and five years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2006	2005	2004
Weighted average fair value of options granted	$1.28	$1.36	$1.41
Expected volatility	0.167	0.158	0.159
Distribution yield	8.0%	7.0%	6.9%
Expected life of option in years	5	5	5
Risk-free interest rate	4.6%	3.5%	3.2%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2006 were $7.9 million and $4.1 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2006 was $5.6 million. Aggregate intrinsic value represents the positive difference between Inergy’s closing stock price on the last trading day of the fiscal period, which was $27.24 on September 30, 2006, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2006, there was $3.6 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including approximately $1.9 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a period of 5 years.

Inergy, L.P. Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2006, 2005, and 2004 were 12,159 units, 10,496 units, and 9,518 units, respectively.

Note 11. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $15,000 in 2006. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $1.8 million, $1.2 million, and $0.4 million in 2006, 2005, and 2004, respectively.

Of Inergy’s 3,021 employees, approximately 5% are subject to collective bargaining agreements. For the years ended September 30, 2006 and 2005, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.6 million and $1.5 million, respectively. Union contributions in 2004 were insignificant.

Note 12. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2006, the total of these firm purchase commitments was approximately $356.5 million. Inergy also enters into agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

At September 30, 2006, Inergy was contingently liable for letters of credit outstanding totaling $32.9 million, which guarantees various transactions.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have potential liability exposure in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2006 and 2005, Inergy’s self-insurance reserves were $11.2 million and $6.4 million, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 13. Related Party Transactions

In connection with Inergy’s acquisition of assets from United Propane, Inc. on July 31, 2003, Inergy entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Five of these leases are with United Propane, three of the leases are with Pascal Enterprises, Inc. and two with Robert A. Pascal. Each of these leases provides for an initial five-year term, and is renewable for up to two additional terms of five years each. During the initial term of these leases, Inergy is required to make monthly rental payments totaling $59,167, of which $17,167 is payable to United Propane, $16,800 is payable to Pascal Enterprises, and $25,200 is payable to Mr. Pascal.

On May 1, 2004, Inergy Propane entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility, on August 9, 2005 the Company entered into the Special Unit Purchase Agreement with Inergy. The Company purchased from Inergy 769,941 special units for $25 million in cash using funds from a bank loan. These units are not entitled to current cash distributions, but are convertible to Inergy common units at a defined conversion ratio upon the Phase II expansion becoming commercially operational. The purchase price was based on the ten-day average closing price for the Inergy common units ending August 8, 2005. Since Inergy, L.P. is consolidated in the financial statements of Inergy Holdings, L.P., the Inergy special units eliminate in consolidation and only the $25 million term loan is presented in the financial statements.

On August 9, 2005, the Company also entered into a separate Registration Rights Agreement with Inergy relating to the Inergy special units that allows for the registered resale of these units. On February 10, 2006, Inergy filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the special units.

On occasion, Holdings reimburses Inergy for expenses paid on our behalf. At September 30, 2006, Holdings did not have an amount due to Inergy. At September 30, 2005, Holdings had a payable to Inergy of $0.3 million.

Note 14. Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the year ended September 30, 2006 are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below (in thousands).

	Year Ended September 30, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$701,048	$—	$—	$701,048
Wholesale propane revenues	351,673	19,540	—	371,213
Storage, fractionation and other midstream revenues	—	153,098	—	153,098
Transportation revenues	10,124	—	—	10,124
Propane-related appliance sales revenues	23,670	—	—	23,670
Retail service revenues	16,708	—	—	16,708
Rental service and other revenues	19,947	—	—	19,947
Distillate revenues	91,753	—	—	91,753
Gross profit	354,815	42,347	—	397,162
Identifiable assets	192,253	15,281	—	207,534
Goodwill	265,740	73,916	—	339,656

	Year Ended September 30, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$526,531	$—	$—	$526,531
Wholesale propane revenues	305,457	19,625	—	325,082
Storage, fractionation and other midstream revenues	—	77,007	—	77,007
Transportation revenues	11,145	—	—	11,145
Propane-related appliance sales revenues	11,260	—	—	11,260
Retail service revenues	14,770	—	—	14,770
Rental service and other revenues	12,360	—	—	12,360
Distillate revenues	71,981	—	—	71,981
Gross profit	307,077	18,836	—	325,913
Identifiable assets	196,295	20,968	—	217,263
Goodwill	233,885	22,711	—	256,596

	Year Ended September 30, 2004
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$196,312	$—	$—	$196,312
Wholesale propane revenues	226,183	8,707	—	234,890
Storage, fractionation and other midstream revenues	—	29,486	—	29,486
Transportation revenues	7,649	—	—	7,649
Propane-related appliance sales revenues	4,803	—	—	4,803
Retail service revenues	3,428	—	—	3,428
Rental service and other revenues	3,716	—	—	3,716
Distillate revenues	2,212	—	—	2,212
Gross profit	111,056	12,387	—	123,443
Identifiable assets	97,196	8,649	—	105,845
Goodwill	82,934	—	—	82,934

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 15. Quarterly Financial Data (Unaudited)

Inergy’s business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive. Summarized unaudited quarterly financial data is presented below (in thousands, except per unit information):

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2006
Revenues	$450,266	$476,822	$215,618	$244,855
Gross profit(a)	112,474	151,237	65,377	68,074
Operating income (loss)	23,337	74,841	(20,251)	(18,498)
Net income (loss)	3,745	8,994	(324)	1,973
Net income (loss) per limited partner unit:
Basic	$0.19	$0.45	$(0.02)	$0.10
Diluted	$0.19	$0.45	$(0.02)	$0.10
Fiscal 2005
Revenues	$257,465	$414,428	$173,602	$204,641
Gross profit(a)	64,688	136,513	50,604	74,108
Operating income (loss)	21,176	64,548	(15,681)	7,196
Net income (loss)	1,310	10,446	(4,824)	1,397
Net income (loss) per limited partner unit:(b)(c)
Basic	$0.09	$0.64	$(0.29)	$0.07
Diluted	$0.08	$0.64	$(0.29)	$0.07

(a)	During 2006, gross profit reflects a non-cash loss associated with derivative contracts of approximately $20.0 million, of which $19.4 is the reversal of the non-cash gain recorded in the quarter ended September 30, 2005, and an additional $0.6 reflects a non-cash loss associated with derivative contracts which will reverse over the subsequent two quarters as the physical gallons are delivered to retail customers. For the quarter ended September 30, 2005 gross profit reflects a non-cash gain associated with derivative contracts of $19.4 million which reversed in the first two quarters of 2006 as the physical gallons were delivered to retail customers.

(b)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.

(c)	The amounts are adjusted to give effect to the Conversion Transaction described in Note 1. When limited partners’ units outstanding are adjusted to give pro forma effect to excess distributions, basic net income (loss) per limited partner unit was $0.09, $0.57 and $(0.27) for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, respectively.

Note 16. Issuance of Subsidiary Units

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

In June 2006, Inergy issued 4,312,500 common units, under the shelf registration statement, in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of approximately $102.7 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under Inergy’s Credit Agreement with the remainder to be used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

Conversion of Subordinated Units

With the payment of Inergy’s distribution on August 14, 2006 with respect to the quarter ended June 30, 2006, Inergy has met the necessary financial tests for the senior subordinated units and the junior subordinated units to convert to common units. Therefore, the remaining 3,821,884 senior subordinated units and 1,145,084 junior subordinated units converted to common units on a one-for-one basis on August 14, 2006, in accordance with the provisions of the amended and restated Agreement of Limited Partnership of Inergy, L.P. (“Partnership Agreement”).

Note 17. Distributions from Inergy, L.P.

Quarterly Distributions of Available Cash

Inergy is expected to make quarterly cash distributions of all of its Available Cash, generally defined as income (loss) before income taxes plus depreciation and amortization, less maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Inergy’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by Inergy in an amount equal to 100% of its Available Cash will generally be made 99% to the common and subordinated unitholders and approximately 1% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of common units had the right to receive the Minimum Quarterly Distribution ($0.30 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of subordinated units.

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. Inergy

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

made distributions to unitholders, including the non-managing general partner, totaling $107.6 million, $67.8 million, and $37.4 million for the years ended September 30, 2006, 2005, and 2004, respectively, or $2.14, $1.91, and $1.60 per unit, respectively, for the periods to which these distributions relate.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter. In addition, the Company and its subsidiaries own 3,787,340 common units, which approximates an 8.4% limited partner interest.

Note 18. Parent Company Financial Statements

The ability of the Company to make distributions to its unitholders principally depends on the cash distributions that it receives from Inergy. The amount of distributions that Inergy makes to the Company is restricted to Available Cash as provided by certain of the provisions of Inergy’s credit agreements. The following balance sheets and statements of operations set forth the stand-alone parent company condensed financial information of Inergy Holdings for the periods and as of the dates indicated.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Parent Company Balance Sheets

(in thousands, except unit information)

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$29	$32
Prepaid expenses and other current assets	128	206

Total current assets	157	238

Intangible assets, net	167	363

Goodwill	7,306	7,306

Investment in subsidiaries	870	11,719
Notes receivable due from related parties	3,182	3,222

Total assets	$11,682	$22,848

Liabilities and partners’ capital
Current liabilities:
Due to related parties	$—	$280
Accounts payable	1	53
Accrued interest	172	211
Other accrued expenses	—	25

Total current liabilities	173	569

Long-term debt	28,894	27,684
Notes payable due to related parties	1,340	1,340

Partners’ capital
Common unitholders (20,000,000 units issued and outstanding as of September 30, 2006 and 2005, respectively)	(18,713)	(6,771)
Accumulated other comprehensive income (loss)	(12)	26

Total partners’ capital (deficiency)	(18,725)	(6,745)

Total liabilities and partners’ capital	$11,682	$22,848

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Parent Company Statements of Operations

(in thousands, except per unit data)

	Year Ended September 30,
	2006	2005	2004
Revenue	—	—	—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Expenses:
Operating and administrative	1,380	486	64
Amortization	23	48	—

Operating income	(1,403)	(534)	(64)

Other income (expense):
Distribution and dividend income	27,185	14,702	6,680
Equity in earning of subsidiaries	(9,382)	(3,309)	(6,473)
Write-off of deferred financing costs	—	(595)	—
Interest expense, net	(2,013)	(1,935)	(66)

Net income	$14,387	$8,329	$77

Note 19. Subsequent Events

On October 1, 2006, Inergy acquired Bath Storage Facility, located in Bath, NY, a liquefied petroleum gas (“LPG”) storage facility from Bath Petroleum Storage, Inc. Bath Storage is a salt cavern storage facility located near Bath, New York, northwest of New York City and near Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals.

On October 6, 2006, Inergy acquired the assets of Columbus Butane Company, Inc., and related companies (Columbus Butane) headquartered in Columbus, MS. Columbus Butane delivers retail propane to customers from 13 retail locations.

On October 31, 2006, Inergy acquired the assets of Hometown Propane, Inc. headquartered in Campbell, NY, and on November 8, 2006, Inergy acquired the assets of Mideastern Oil Company, Inc. headquartered in Salisbury, MD.

On November 14, 2006, a quarterly distribution of $0.375 per limited partner unit was paid to unitholders of record on November 7, 2006 with respect to the fourth fiscal quarter of 2006, which totaled $7.5 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

By	Inergy Holdings GP, LLC
(its general partner)

Dated: December 6, 2006	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title

December 6, 2006	/s/ JOHN J. SHERMAN
John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 6, 2006	/s/ R. BROOKS SHERMAN, JR.
R. Brooks Sherman, Jr., Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 6, 2006	/s/ WARREN H. GFELLER
Warren H. Gfeller, Director

December 6, 2006	/s/ ARTHUR B. KRAUSE
Arthur B. Krause, Director

December 6, 2006	/s/ RICHARD T. O’BRIEN
Richard T. O’Brien, Director

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in thousands)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2006	$2,356	$3,579	$913	$(3,972)	$2,876
2005	1,078	1,966	87	(775)	2,356
2004	997	214	1,125	(1,258)	1,078