Form 10-Q
period 2006-12-31
INERGY HOLDINGS, L.P.
filed 2007-02-08
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at February 1, 2007:

Common Units	20,002,000

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2006	September 30, 2006
	(unaudited)
Assets

Current assets:
Cash	$14.3	$12.1
Accounts receivable, less allowance for doubtful accounts of $3.1 and $2.9 at December 31, 2006 and September 30, 2006, respectively	162.0	99.5
Inventories	88.5	108.1
Assets from price risk management activities	54.7	46.2
Prepaid expenses and other current assets	22.3	30.0

Total current assets	341.8	295.9

Property, plant and equipment	878.5	847.9
Less: accumulated depreciation	137.5	124.4

Property, plant and equipment, net	741.0	723.5

Intangible assets:
Customer accounts	226.5	226.0
Covenants not to compete	61.8	54.2
Trademarks	32.8	32.8
Deferred financing and other costs	23.5	23.6

	344.6	336.6
Less: accumulated amortization	59.7	52.9

Intangible assets, net	284.9	283.7

Goodwill	366.4	339.7

Other assets	4.2	4.0

Total assets	$1,738.3	$1,646.8

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in millions, except unit information)

	December 31, 2006	September 30, 2006
	(unaudited)
Liabilities and partners’ capital

Current liabilities:
Accounts payable	$135.6	$81.5
Accrued expenses	54.5	63.0
Customer deposits	78.2	98.0
Liabilities from price risk management activities	43.3	49.0
Current portion of long-term debt	16.8	16.9

Total current liabilities	328.4	308.4

Long-term debt, less current portion	744.7	673.1
Other long-term liabilities	10.9	11.8
Deferred income taxes	15.7	15.8
Interest of non-controlling partners in Inergy, L.P.	657.6	656.4

Partners’ capital
Common unitholders (20,002,000 and 20,000,000 units issued and outstanding as of December 31, 2006 and September 30, 2006, respectively)	(18.3)	(18.0)
Accumulated other comprehensive income (loss)	(0.7)	(0.7)

Total partners’ capital (deficiency)	(19.0)	(18.7)

Total liabilities and partners’ capital	$1,738.3	$1,646.8

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Revenue:
Propane	$327.4	$367.3
Other	80.3	83.0

	407.7	450.3

Cost of product sold (excluding depreciation and amortization as shown below)
Propane	230.7	285.2
Other	47.9	52.6

	278.6	337.8

Gross profit	129.1	112.5
Expenses:
Operating and administrative	65.7	69.0
Depreciation and amortization	20.5	19.8
Loss on disposal of assets	0.7	0.4

Operating income	42.2	23.3

Other income (expense):
Interest expense, net	(14.3)	(13.6)
Finance charge income	0.6	0.6
Other income	0.2	0.1

Income before income taxes and interest of non-controlling partners in Inergy, L.P.’s net income	28.7	10.4

Provision for income taxes	(0.2)	(0.5)
Interest of non-controlling partners in Inergy, L.P.’s net income	(21.4)	(6.2)

Net income	$7.1	$3.7

Net income applicable to limited partners’ units	$7.1	$3.7

Net income per limited partner:
Basic	$0.36	$0.19

Diluted	$0.35	$0.19

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,001	20,000

Diluted	20,184	20,224

See accompanying notes to the consolidated financial statements

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2006	$(18.0)	$(0.7)	$(18.7)
Net proceeds from common unit options exercised	0.1	—	0.1
Distributions	(7.5)	—	(7.5)
Comprehensive income:
Net income	7.1	—	7.1

Comprehensive income			7.1

Balance at December 31, 2006	$(18.3)	$(0.7)	$(19.0)

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Operating activities
Net income	$7.1	$3.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14.4	15.4
Amortization	6.1	4.4
Amortization of deferred financing costs	0.6	0.6
Unit based compensation charges	0.1	0.1
Provision for doubtful accounts	—	0.9
Loss on disposal of assets	0.7	0.4
Interest of non-controlling partners in Inergy, L.P.’s net income	21.4	6.2
Deferred income taxes	(0.2)	(0.3)
Net assets (liabilities) from price risk management activities	(13.9)	(22.2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(63.1)	(106.2)
Inventories	20.1	40.1
Prepaid expenses and other current assets	7.8	11.1
Other assets (liabilities)	(0.2)	(0.3)
Accounts payable	53.3	53.7
Accrued expenses	(8.5)	(0.5)
Customer deposits	(19.8)	(18.6)

Net cash provided by (used in) operating activities	25.9	(11.5)

Investing activities
Acquisitions, net of cash acquired	$(45.0)	$(156.0)
Purchases of property, plant and equipment	(22.1)	(5.0)
Deferred acquisition costs incurred	(0.2)	(0.1)
Proceeds from sale of assets	2.9	0.9

Net cash used in investing activities	(64.4)	(160.2)

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Financing activities
Proceeds from the issuance of long-term debt	$164.8	$335.5
Principal payments on long-term debt	(96.2)	(146.1)
Net proceeds from the issuance of Inergy, L.P. common units	—	24.9
Distributions to non-controlling partners in Inergy, L.P.	(23.0)	(19.0)
Distributions	(7.5)	(5.7)
Deferred financing costs incurred	—	(0.9)
Net proceeds from unit options exercised of Inergy, L.P.	2.5	—
Net proceeds from unit options exercised	0.1	—

Net cash provided by financing activities	40.7	188.7

Net increase in cash	2.2	17.0
Cash at beginning of period	12.1	9.6

Cash at end of period	$14.3	$26.6

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16.9	$16.9

Cash paid during the period for taxes	0.2	0.1

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2.7	$4.3

Additions to property, plant and equipment through accounts payable and accrued expenses	3.4	0.3

Increase (decrease) in the fair value of long-term debt and related interest rate swap liability	0.4	(1.5)

Acquisitions, net of cash acquired:
Current assets	$0.1	$30.4
Property, plant and equipment	14.0	116.3
Intangible assets	7.8	4.8
Goodwill	26.8	38.2
Other assets	—	0.7
Current liabilities	(1.0)	(30.1)
Non-compete liabilities	(2.7)	(4.3)

	$45.0	$156.0

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P. (“Holdings” or the “Company”), its wholly owned subsidiaries, Inergy Partners, LLC (“Partners”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”) and its controlled subsidiary Inergy, L.P. (“Inergy” or the “Partnership”). IPCHA is a subsidiary created as a result of transactions with Inergy. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

The consolidated financial statements of the Company include the accounts of Inergy and its subsidiaries, including Inergy Propane, LLC (“Inergy Propane”), Inergy Midstream, LLC (collectively, the “Operating Companies”) and Inergy Finance Corp. Partners (the “Non-Managing General Partner”) owns the Non-Managing General Partner interest in Inergy. GP (the “Managing General Partner”) has sole responsibility for conducting Inergy’s business and managing Inergy’s operations. The Company is a holding company whose principal business, through its subsidiaries, is its management of and ownership in Inergy. The Company has no operations of its own.

As of December 31, 2006, Holdings owns an aggregate 9.3% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.0% general partnership interest and an approximate 8.3% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

Nature of Operations

Inergy conducts all of the business activities of the consolidated group and is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail propane market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast, and South regions of the United States.

Basis of Presentation

The financial information contained herein as of December 31, 2006 and for the three-month periods ended December 31, 2006 and 2005 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2006 are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy Holdings, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

On May 19, 2006, the Company restated its consolidated financial statements for the fiscal quarter ended December 31, 2005 to defer recorded non-cash gains on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). These restated financial statements were filed with the SEC on May 19, 2006 on Form 10-Q/A. The changes have no prior, current or future impact on the cash available for distributions to unitholders.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. During the three months ended December 31, 2006, Inergy recognized an immaterial net loss related to the ineffective portion of its fair value hedging instruments and a net gain of $1.2 million related to the portion of fair value hedging instruments that Inergy excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $(16.3) million and $0.3 million at December 31, 2006 and 2005, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $21.6 million and $20.5 million for the three months ended December 31, 2006 and 2005, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane inventories being hedged and carried at market value at December 31, 2006 and September 30, 2006 amount to $42.3 million and $67.8 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of product sold at the time product is shipped or delivered to the customer except as discussed in “Expense Classification.”

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25-40
Office furniture and equipment	3–10
Vehicles	5–10
Tanks and plant equipment	5–30

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks, deferred financing costs and deferred acquisition costs. Customer accounts, covenants not to compete, and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are amortized over the term of the related debt. Additionally, an acquired intangible asset is separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Income Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the weighted average number of units outstanding and the effect of dilutive units granted under the long-term incentive plan.

The following table presents the calculation of basic and diluted net income per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended December 31,
	2006	2005
Numerator:
Net income	$7.1	$3.7

Limited partners’ interest in net income – basic and diluted	7.1	3.7

Denominator (in thousands):
Weighted average limited partners’ units outstanding-basic	20,001	20,000
Effect of dilutive units	183	224

Weighted average limited partners’ units outstanding – dilutive	20,184	20,224

Net income per limited partner unit:
Basic	$0.36	$0.19

Diluted	$0.35	$0.19

Accounting for Unit-Based Compensation

The Company and Inergy each have a unit-based employee compensation plan, which is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The amount of compensation expense recorded by Inergy under the provisions of SFAS 123(R) during the three months ended December 31, 2006 was approximately $0.1 million, and includes unit-based compensation expense for options on Inergy Holdings, L.P. units issued to Inergy employees.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. In determining reportable segments under the provisions of SFAS 131, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 8 for disclosures related to Inergy’s propane and midstream segments.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. For Inergy, SFAS 155 is effective for all financial instruments acquired or issued on or after October 1, 2006. The adoption of SFAS 155 has not had a material impact on the Company’s consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at December 31, 2006 and September 30, 2006, respectively (in millions):

	December 31, 2006	September 30, 2006
Propane gas and other liquids	$76.1	$96.1
Appliances, parts and supplies	12.4	12.0

	$88.5	$108.1

Property, plant and equipment consists of the following at December 31, 2006 and September 30, 2006, respectively (in millions):

	December 31, 2006	September 30, 2006
Tanks and plant equipment	$588.8	$578.4
Land and buildings	138.9	135.5
Vehicles	91.0	89.3
Construction in process	39.7	24.7
Office furniture and equipment	20.1	20.0

	878.5	847.9
Less: accumulated depreciation	137.5	124.4

Property, plant and equipment, net	$741.0	$723.5

At December 31, 2006 and September 30, 2006, the Company had capitalized interest of $1.0 million and $0.4 million, respectively, related to certain Midstream asset expansion projects. These amounts are reflected in construction in process.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,	September 30,
	2006	2006
Inergy credit agreement	$91.9	$22.7
Inergy senior unsecured notes	621.8	621.4
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	17.5	15.6
Holdings bank facility	5.3	5.3
Holdings term loan	25.0	25.0

	761.5	690.0
Less current portion	16.8	16.9

	$744.7	$673.1

The Company’s bank facility (the “Bank Facility”) consists of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2008 and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 7.10% at December 31, 2006 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s Credit Agreement

Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowings available through the utilization of the Acquisition Facility from $75 million to $125 million. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

At December 31, 2006, the balance outstanding under the Credit Agreement was $91.9 million, including $70.0 million under the Acquisition Facility and $21.9 million under the Working Capital Facility. At September 30, 2006, the balance outstanding under the Credit Agreement was $22.7 million, all under the Working Capital Facility. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 7.10% and 8.50% at December 31, 2006, and between 7.08% and 8.50% at September 30, 2006, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $292.4 million and $369.4 million at December 31, 2006 and September 30, 2006, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $40.7 million and $32.9 million at December 31, 2006 and September 30, 2006, respectively.

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At December 31, 2006, Inergy had recorded an approximate $3.2 million reduction in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long-term liabilities.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At December 31, 2006, the Company was in compliance with all of its debt covenants.

Note 5 – Business Acquisitions

During October 2006, Inergy closed the following three asset acquisitions: Bath Storage Facility, Columbus Butane Company, Inc., and Hometown Propane, Inc. In November 2006, Inergy acquired the propane assets of Mideastern Oil Company, Inc. Additionally, in December 2006, Inergy acquired the assets of the Jacksonville, Florida location of Sun Belt Energy of Florida, LLC and Stevens Gas Service, Inc. These six acquisitions increased Inergy’s market share and the aggregate purchase price, net of cash acquired was $44.3 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

As a result of the above acquisitions, Inergy allocated $27.0 million to goodwill. In addition, Inergy allocated $7.9 million to intangible assets, consisting primarily of customer accounts and non-compete agreements.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through December 31, 2006.

Note 6 – Partners’ Capital

Quarterly Distributions of Available Cash

On November 14, 2006, a quarterly distribution of $0.375 per limited partner unit was paid to unitholders of record on November 7, 2006 with respect to the fourth fiscal quarter of 2006, which totaled $7.5 million. On February 14, 2007, a quarterly distribution of $0.40 per limited partner unit will be paid to unitholders of record on February 7, 2007, for a total distribution of $8.0 million with respect to the first fiscal quarter of 2007.

On November 14, 2005, a quarterly distribution of $0.27 per limited partner unit was paid to unitholders of record on November 7, 2005 with respect to the fourth fiscal quarter of 2005, which totaled $5.4 million. The Company distributed $0.29 per limited partner unit on February 14, 2006 to unitholders of record on February 7, 2006 for a total distribution of $5.8 million with respect to the first fiscal quarter of 2006.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

Inergy Holdings, L.P. Long-Term Incentive Plan

Inergy GP, LLC sponsors the Inergy Holdings Long-Term Incentive Plan (“Holdings LTIP”) for the employees, directors, and consultants of the general partner and employees, directors, and consultants of the Company’s affiliates which perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted restricted units, phantom units, or unit appreciation rights under the Holdings LTIP as of December 31, 2006. The Holdings LTIP limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. As of December 31, 2006, the Company had 685,000 unit options outstanding pursuant to the long-term incentive plan. The Holdings LTIP is administered by the compensation committee of the board of directors of the general partner.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the Company’s unit option activity for the three months ended December 31, 2006 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$22.50-$35.35	$24.38	674,500
Granted	$34.43-$35.52	$34.87	12,500
Exercised	$22.50	$22.50	(2,000)
Forfeited	—	—	—

Outstanding at December 31, 2006	$22.50-$35.52	$24.57	685,000

Exercisable at December 31, 2006			—

The weighted-average remaining contract life for options outstanding at December 31, 2006 was approximately 8.6 years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s units over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the unit options.

Weighted-average fair value of options granted	$3.19
Expected volatility	0.2359
Distribution yield	3.7%
Expected life of option in years	5
Risk-free interest rate	4.7%

The aggregate intrinsic value of options outstanding at December 31, 2006 was $10.7 million. The aggregate intrinsic value of unit options exercised during the three months ended December 31, 2006 was not significant. Aggregate intrinsic value represents the positive difference between the Company’s closing unit price on the last trading day of the fiscal period, which was $40.17 on December 29, 2006, and the exercise price multiplied by the number of options outstanding.

Inergy, L.P. Long-Term Incentive Plan

Inergy GP, LLC sponsors the Inergy Long-Term Incentive Plan (“Inergy LTIP”) for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The Inergy LTIP currently permits the grant of awards covering an aggregate of 1,735,100 common units, which can be granted in the form of unit options and/or restricted units; however, not more than 565,600 restricted units may be granted under the plan.

Restricted Units

During the 2006 fiscal period, the compensation committee granted 58,756 restricted units. During the current fiscal period, the compensation committee granted an additional 20,500 restricted units. Of the 79,256 restricted units, 20,000 vest over a three year period beginning three years from the grant date, 3,756 vest over a three year period beginning one year from the grant date, while the remaining 55,500 restricted units cliff vest five years from grant date. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these units each quarter using an estimate of the units expected to vest multiplied by the closing price of Inergy’s common units on the date of grant.

Of the total 79,256 restricted units outstanding, the weighted average remaining contract life is 9.6 years.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The compensation expense recorded by Inergy related to these restricted unit awards was less than $0.1 million for the three months ended December 31, 2006.

Unit Options

Unit options issued under the Inergy LTIP have an exercise price equal to the fair market value of the units on the date of the grant. In general, unit options will expire after 10 years and are subject to the vesting provisions as outlined in the unit option agreement. In addition, most unit option grants made under the plan provide that the unit options will become exercisable upon a change of control of the managing general partner or Inergy.

A summary of Inergy’s unit option activity for the three months ended December 31, 2006 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$8.19 - $31.32	$16.37	711,964
Granted	—	—	—
Exercised	$10.00 - $27.14	$11.11	(232,600)
Canceled	—	—	—

Outstanding at December 31, 2006	$8.19 - $31.32	$18.92	479,364

Exercisable at December 31, 2006	$8.19 - $13.75	$11.07	31,864

The weighted-average remaining contract lives for outstanding options and for exercisable options at December 31, 2006 were approximately six years and four years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s units over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the unit options.

Weighted-average fair value of options granted	$1.28
Expected volatility	0.234
Distribution yield	7.4%
Expected life of option in years	5
Risk-free interest rate	3.5%

The aggregate intrinsic values of outstanding options and of exercisable options at December 31, 2006 were $5.3 million and $0.6 million, respectively. The aggregate intrinsic value of unit options exercised during the three months ended December 31, 2006 was $4.0 million. There were no options exercised during the three months ended December 31, 2005. Aggregate intrinsic value represents the positive difference between Inergy’s closing unit price on the last trading day of the fiscal period, which was $29.81 on December 29, 2006, and the exercise price multiplied by the number of options outstanding.

As of December 31, 2006, there was $4.1 million of total unrecognized compensation cost related to unvested unit-based compensation awards granted to employees under the restricted unit and unit option plans, including approximately $1.9 million related to Holdings unvested unit-based compensation awards. That cost is expected to be recognized over a five-year period.

Note 7 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2006, the total of these firm purchase commitments was approximately $272.7 million. Inergy also enters into agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

At December 31, 2006, Inergy was contingently liable for letters of credit outstanding totaling $40.7 million, which guarantee various transactions.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At December 31, 2006 and September 30, 2006, Inergy’s self-insurance reserves were $13.8 million and $11.2 million, respectively.

Note 8 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three months ended December 31, 2006, excluding the Bath Storage Facility, are included in the propane segment. The results of operations for the Bath Storage Facility are included in the midstream segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is related to the propane segment.

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$219.2	$—	$—	$219.2
Wholesale propane revenues	102.3	5.9	—	108.2
Storage, fractionation and other midstream revenues	—	35.4	—	35.4
Transportation revenues	2.4	—	—	2.4
Propane-related appliance sales revenues	7.6	—	—	7.6
Retail service revenues	5.3	—	—	5.3
Rental service and other revenues	5.9	—	—	5.9
Distillate revenues	23.7	—	—	23.7
Gross profit	116.1	13.0	—	129.1
Identifiable assets	236.5	14.0	—	250.5
Goodwill	268.7	97.7	—	366.4

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended December 31, 2005
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$237.4	$—	$—	$237.4
Wholesale propane revenues	124.7	5.2	—	129.9
Storage, fractionation and other midstream revenues	—	33.6	—	33.6
Transportation revenues	2.7	—	—	2.7
Propane-related appliance sales revenues	8.2	—	—	8.2
Retail service revenues	5.4	—	—	5.4
Rental service and other revenues	5.0	—	—	5.0
Distillate revenues	28.1	—	—	28.1
Gross profit	101.8	10.7	—	112.5
Identifiable assets	293.5	14.3	—	307.8
Goodwill	271.6	23.0	—	294.6

Note 9 – Subsequent Events

Inergy has completed the acquisition of the 24-mile lateral pipeline connecting its Stagecoach natural gas storage facility to Tennessee Gas Pipeline Company’s (“TGP”) Line 300 (“Stagecoach Lateral”). The Stagecoach Lateral extends from Inergy’s central compression facility in Tioga County, New York, to TGP’s Station 319 in Bradford County, Pennsylvania. The facility was placed in service by TGP in January 2002, and it has a certificated capacity of 500 mmcf/day. The purchase price of the Stagecoach Lateral was approximately $35 million plus a customary working capital adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy Holdings, L.P. for the fiscal year ended September 30, 2006.

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

•	3,787,340 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 8.3%;

•

769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy common units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as described below. Upon commercial operation of the Stagecoach expansion project and the resulting conversion of the 769,941 special units into Inergy common units, the Company will recognize non-cash gains on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary;” and

•

all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Inergy is a growing retail and wholesale propane, supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy has grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in November 1996 through December 31, 2006, Inergy has acquired 65 companies, 62 propane companies and 3 midstream businesses for an aggregate purchase price of approximately $1.4 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

During October 2006, Inergy closed the following three asset acquisitions: Bath Storage Facility, Columbus Butane Company, Inc., and Hometown Propane, Inc. In November 2006, Inergy acquired the propane assets of Mideastern Oil Company, Inc. Additionally, in December 2006, Inergy acquired the assets of the Jacksonville, FL location of Sun Belt Energy of Florida, LLC and Stevens Gas Service, Inc. These six acquisitions increased Inergy’s market share and the aggregate purchase price, net of cash acquired was $44.3 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent combined consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by IPCH Acquisition Corp., a wholly owned subsidiary of the Company.

•

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At December 31, 2006, we owned an approximate 8.3% limited partner interest in Inergy together with a 1.0% non-managing general partner interest; and the non-affiliated unitholders owned a 90.7% limited partner interest in Inergy.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table summarizes the consolidated income statement components for the three months ending December 31, 2006 and 2005, respectively (in millions):

	Three Months Ended December 31,		Change
	2006	2005	In Dollars	Percentage
Revenue	$407.7	$450.3	$(42.6)	(9.5)%
Cost of product sold	278.6	337.8	(59.2)	(17.5)

Gross profit	129.1	112.5	16.6	14.8
Operating and administrative expenses	65.7	69.0	(3.3)	(4.8)
Depreciation and amortization	20.5	19.8	0.7	3.5
Loss on disposal of assets	0.7	0.4	0.3	75.0

Operating income	42.2	23.3	18.9	81.1
Interest expense, net	(14.3)	(13.6)	(0.7)	(5.1)
Finance charge income	0.6	0.6	—	—
Other income	0.2	0.1	0.1	100.0

Income before income taxes and interest of non-controlling partners in Inergy’s net income	28.7	10.4	18.3	176.0
Provision for income taxes	(0.2)	(0.5)	0.3	60.0
Interest of non-controlling partners in Inergy’s net income	(21.4)	(6.2)	(15.2)	(245.2)

Net income	$7.1	$3.7	$3.4	91.9%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ending December 31, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2006	2005	In Dollars	Percentage	2006	2005	In Units	Percentage
Retail propane	$219.2	$237.4	$(18.2)	(7.7)%	111.2	125.1	(13.9)	(11.1)%
Wholesale propane	108.2	129.9	(21.7)	(16.7)	108.8	127.5	(18.7)	(14.7)
Other retail	44.9	49.4	(4.5)	(9.1)	—	—	—	—
Storage, fractionation and midstream	35.4	33.6	1.8	5.4	—	—	—	—

Total	$407.7	$450.3	$(42.6)	(9.5)%	220.0	252.6	(32.6)	(12.9)%

Volume. During the three months ended December 31, 2006, we sold 111.2 million retail gallons of propane, a decrease of 13.9 million gallons or 11.1% from the 125.1 million retail gallons sold during the same three-month period in 2005. The decrease was principally due to the warmer weather experienced in the 2006 period and, to a lesser extent, the sale of certain branches during fiscal 2006 and expected volume losses from recent acquisitions. Weather was approximately 11% warmer in our comparable areas of operation in the three months ended December 31, 2006 as compared to the same period in 2005 and approximately 7% warmer than normal. Offsetting the decrease in retail gallons sold was acquisition-related volume, which resulted in an increase of 7.5 million gallons in the quarter ended December 31, 2006.

Wholesale gallons delivered during the three months ended December 31, 2006 were 108.8 million gallons compared to 127.5 million gallons during the same three-month period in 2005. The decrease of 18.7 million gallons was primarily attributable to warmer weather during the 2006 period versus the comparable prior year period in our wholesale areas of operations.

The total natural gas liquid gallons sold by our West Coast operations decreased 1.2 million gallons, or 7.5%, to 14.9 million gallons during the three months ended December 31, 2006 from 16.1 million gallons during the same three-month period in 2005. This decrease was attributable to additional short-term sales contracts executed during the 2005 period with customers that had higher refinery demand, which triggered an increase in their product purchases at that time. Stagecoach has 13.25 bcf of working gas storage capacity which was 100% contracted during each of the three months ended December 31, 2006 and 2005.

Revenues. Revenues for the three months ended December 31, 2006 were $407.7 million, a decrease of $42.6 million, or 9.5%, from $450.3 million during the same three-month period in 2005.

Revenues from retail propane sales were $219.2 million for the three months ended December 31, 2006, a decrease of $18.2 million, or 7.7%, from $237.4 million from the same three-month period in 2005. This decrease was primarily the result of a $40.6 million decline due to lower retail volume sales at our existing locations (as discussed above) partially offset by an increase of $14.9 million due to acquisition-related sales together with an increase of approximately $7.5 million due to higher selling prices of propane.

Revenues from wholesale propane sales were $108.2 million for the three months ended December 31, 2006, a decrease of $21.7 million or 16.7%, from $129.9 million from the same three-month period in 2005. This decrease was primarily the result of a $19.1 million decline as a result of the lesser sales volume (as discussed above), together with a decrease of approximately $2.6 million due to lower wholesale selling prices.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $44.9 million for the three months ended December 31, 2006, a decrease of $4.5 million or 9.1% from $49.4 million during the same three-month period in 2005. This decrease was primarily the result of a $5.9 million decline due to lower volume sales of distillates caused primarily by warmer weather and customer conservation, partially offset by an increase of $1.4 million resulting from recent acquisitions.

Revenues from storage, fractionation and other midstream activities were $35.4 million for the three months ended December 31, 2006, an increase of $1.8 million or 5.4% from $33.6 million during the same three-month period in 2005. This increase resulted from higher storage revenues, including approximately $0.9 million due to the acquisition of the Bath Storage Facility partially offset by lower revenues in our West Coast NGL facility due to lower sales prices of natural gas liquids and lesser sales volumes of natural gas liquids as referenced in the volume section on the previous page.

Cost of Product Sold. Retail propane cost of product sold for the three months ended December 31, 2006 was $126.7 million compared to $159.6 million during the same three-month period in 2005. This $32.9 million, or 20.6%, decrease resulted from an approximate $24.5 million decline due to lower retail volume sales at our existing locations (as discussed above), an approximate $15.9 million decrease due to lesser non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed below), and an approximate $1.3 million decrease attributable to a slight decline in the average cost of propane. These factors, which contributed to a decline in cost of product sold, were partially offset by an approximate $8.8 million increase due to acquisition-related volume. The $15.9 million lesser non-cash charges from derivative contracts associated with retail fixed price propane sales resulted from the adoption of a cash flow hedging policy during the fourth quarter of fiscal year 2006, which has the effect of matching the revenues and costs associated with product sales to the period in which the product is delivered to the customer. The Company recorded a $0.2 million non-cash charge during the three months ended December 31, 2006 as compared to a non-cash charge of $16.1 million recorded in the same three-month period in 2005.

Wholesale propane cost of product sold for the three months ended December 31, 2006 was $104.0 million, a decrease of $21.6 million or 17.2%, from $125.6 million during the same three-month period in 2005. Contributing to these lower costs was an approximate $18.5 million decline as a result of lower volumes sold by our wholesale propane operations (as discussed above), together with a $3.1 million decrease attributable to the lower average cost of propane.

Other retail cost of product sold was $25.3 million for the three months ended December 31, 2006, a decrease of $4.0 million or 13.7%, from $29.3 million during the same three-month period in 2005. This decrease was primarily the result of a $4.3 million decline due to lower volume sales of distillates (as discussed above), partially offset by a $0.3 million increase due to acquisition-related sales.

Fractionation, storage, and other midstream cost of product sold was $22.6 million for the three months ended December 31, 2006, a decrease of $0.7 million, or 3.0%, from $23.3 million during the same three-month period in 2005. This decrease was due primarily to lower price per gallon and lower volume of natural gas liquids sold to existing customers as discussed above.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs, including fuel costs, repair and maintenance and lease expense. These costs approximated $17.5 million and $16.6 million for the three months ended December 31, 2006 and 2005, respectively. In addition, depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $4.1 million and $3.9 million for the three months ended December 31, 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $92.5 million for the three months ended December 31, 2006 compared to $77.8 million in the same three-month period in 2005. This $14.7 million, or 18.9%, increase was attributable to several factors, including an increase in margin per gallon, which accounted for approximately $8.8 million of this increase, as well as a $6.1 million increase related to higher retail gallons sold resulting from acquisitions. Also contributing to higher gross profit was the $15.9 million decrease in cost of product sold relating to the change in non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed above). These factors, which contributed to a higher gross profit, were partially offset by an approximate $16.1 million reduction in retail propane gross profit at our existing locations as a result of lower volume sales as discussed above.

Wholesale propane gross profit decreased $0.1 million, or 2.3%, to $4.2 million for the three months ended December 31, 2006 compared to $4.3 million in the same three-month period in 2005, as a result of a $0.6 million decline due to lower volume sales, partially offset by a $0.5 million increase attributable to higher margins.

Other retail gross profit decreased $0.5 million, or 2.5%, to $19.6 million for the three months ended December 31, 2006 compared to $20.1 million in the same three-month period in 2005. This decrease was due primarily to a $1.6 million decline resulting from lesser distillate volume sales (as described above), partially offset by a $1.1 million increase due to higher appliance and service gross profit relating to acquisitions.

Fractionation, storage, and other midstream gross profit was $12.8 million for the three months ended December 31, 2006 compared to $10.3 million in the same three-month period in 2005. This $2.5 million, or 24.3%, increase was due primarily to increased storage revenues, together with a $0.9 million increase due to the acquisition of the Bath Storage Facility. The remaining $0.2 million increase is due to other increases in midstream activities.

Operating and Administrative Expenses. Operating and administrative expenses decreased to $65.7 million for the three months ended December 31, 2006 compared to $69.0 million in the same three-month period in 2005. This $3.3 million decrease was primarily attributable to a decrease in insurance costs, personnel expenses and other facility costs of $4.4 million, partially offset by increases in professional services costs and vehicle expenses of $1.1 million. The net decrease in operating expenses was partially the result of integration efficiencies realized in fiscal 2007 relating to prior year acquisitions together with less variable costs as a result of the lesser volumes sold.

Depreciation and Amortization. Depreciation and amortization increased to $20.5 million for the three months ended December 31, 2006 from $19.8 million during the same period in 2005, with the change primarily a result of acquisitions.

Interest Expense. Interest expense increased to $14.3 million for the three months ended December 31, 2006, compared to $13.6 million during the same three-month period in 2005, primarily due to an increase in the average debt outstanding associated with acquisitions as well as higher average interest rates. During the three months ended December 31, 2006, Inergy capitalized $0.6 million of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Provision for Income Taxes. The provision for income taxes for the quarter ended December 31, 2006 was $0.2 million compared to a provision of $0.5 million in the same three-month period in 2005. The provision for income taxes for the three months ended December 31, 2006 was composed of $0.3 million of current income tax expense, which was partially offset by a $0.1 million deferred income tax benefit. The 2005 provision for income taxes of $0.5 million was composed of $0.8 million of current income tax expense and $0.3 million of deferred income tax benefit.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded expense of $21.4 million in the three months ended December 31, 2006, as compared to an expense of $6.2 million in the same three-month period of 2005 associated with the interests of non-controlling partners in Inergy. The $15.2 million change resulted primarily from an $18.7 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $2.0 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, together with a $1.5 million increase in other related income from minority interests in Inergy.

Net Income. Net income was $7.1 million for the three months ended December 31, 2006 compared to net income of $3.7 million for the same three-month period in 2005. The $3.4 million increase in net income was primarily attributable to a higher gross profit at Inergy in the three months ended December 31, 2006, as well as a $3.3 million decrease in operating and administrative expenses. Partially offsetting these increases in net income was a $15.2 million decrease in income related to the interest of non-controlling partners in Inergy’s net income together with a $0.7 million increase in depreciation and amortization, and a $0.7 million increase in interest expense.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Capital Resource Activities

Inergy has identified growth projects related to its Stagecoach and West Coast NGL midstream assets that are expected to require a capital investment of approximately $257 million to complete. Through December 31, 2006, Inergy has invested approximately $35 million toward completion of these projects. These projects include expansion of the Stagecoach natural gas storage facility, which is expected to increase working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to the existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by the fall of 2007. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. In addition, Inergy presently has an agreement with a customer of Stagecoach whereby that customer provides certain asset management services through utilization of its firm storage capacity and related firm transportation on Tennessee Gas Pipeline. The agreement expires in June 2007 at which time Inergy will either renegotiate this agreement, execute a similar agreement with a different customer or internalize these asset management services within Stagecoach with an additional investment of approximately $26 million. However, Inergy is presently in negotiations with another customer and expects to execute a new asset management services agreement prior to June 2007. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by July 2008.

Cash Flows and Contractual Obligations

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

Net operating cash inflows (outflows) were $25.9 million and $(11.5) million for the three-month periods ending December 31, 2006 and 2005, respectively. The $37.4 million increase in operating cash flows was primarily attributable to higher operating income and net changes in working capital balances.

Net investing cash outflows were $64.4 million and $160.2 million for the three-month periods ending December 31, 2006 and 2005, respectively. Net cash outflows were primarily impacted by a $111.0 million decrease in cash outlays related to acquisitions, a $17.1 million increase in capital expenditures and a $2.0 million increase in proceeds received from the sale of property, plant and equipment.

Net financing cash inflows were $40.7 million and $188.7 million for the three-month periods ending December 31, 2006 and 2005, respectively. Net cash inflows were primarily impacted by a $120.8 million decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $24.9 million decrease in proceeds from the issuance of Inergy common units.

The following table summarizes our contractual obligations as of December 31, 2006 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$1,184.4	$73.1	$144.2	$182.2	$784.9
Amount of principal and interest to be paid on other long-term obligations	10.8	2.6	8.2	—	—
Future minimum lease payments under noncancelable operating leases	21.4	6.3	8.6	3.4	3.1
Fixed price purchase commitments	272.0	271.4	0.6	—	—
Standby letters of credit	40.7	37.3	3.2	0.2	—

(a)	$247.2 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 7.10% and 8.50% at December 31, 2006. These rates have been applied for each period presented in the table.

In addition to its fixed price purchase commitments, Inergy also had forward purchase energy contracts. As of December 31, 2006, Inergy’s total energy contracts had an outstanding net fair value of $11.4 million, as compared to a net fair value of $25.8 million as of December 31, 2005. This $14.4 million decrease includes a net decrease in fair value of $8.1 million from energy contracts settled and a net increase of $10.1 million from other changes in fair value related to net unrealized losses on energy contracts still outstanding. Of the outstanding fair value as of December 31, 2006, all energy contracts mature within fifteen months.

We believe that anticipated cash from operations and borrowing capacity under our credit facility and Inergy’s credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital.

Description of Credit Facilities

Inergy Holdings, L.P.

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 7.10% at December 31, 2006, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 7.10% and 8.50% at December 31, 2006. At December 31, 2006, borrowings outstanding under the Credit Agreement were $91.9 million, including $70.0 million under the Acquisition Facility and $21.9 million under the Working Capital Facility. On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowings available through the utilization of the Acquisition Facility from $75 million to $125 million. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2006, we had floating rate obligations totaling approximately $247.2 million for amounts borrowed under credit agreements and interest rate swaps, which convert fixed rate debt associated with the same amount of principal of the senior unsecured notes due 2014 to floating rate debt, with aggregate notional amounts of $125 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2006 levels, our interest expense would change by a total of approximately $2.5 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2006 and 2005 were propane retailers, resellers, energy marketers and dealers.

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

Inergy engages in hedging and risk management transactions, including various types of forward contracts, options, swaps and futures contracts, to reduce the effect of price volatility on Inergy’s product costs, protect the value of its inventory positions, and to help ensure the availability of propane during periods of short supply. Inergy attempts to balance its contractual portfolio by purchasing volumes only when it has a matching purchase commitment from its wholesale customers. However, Inergy may experience net unbalanced positions from time to time which it believes to be immaterial in amount. In addition to Inergy’s ongoing policy to maintain a balanced position, for accounting purposes Inergy is required, on an ongoing basis, to track and report the market value of its derivative portfolio.

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at December 31, 2006 and September 30, 2006 (in millions):

	December 31, 2006		September 30, 2006
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane and heating oil (barrels)	5.6	5.5	8.0	7.5
Natural gas (MMBTU’s)	5.6	5.6	5.5	5.4

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2006 and September 30, 2006 was assets of $54.7 million and $46.2 million, respectively, and liabilities of $43.3 million and $49.0 million, respectively. All intercompany transactions have been appropriately eliminated.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to Inergy’s risk management activities for the three months ended December 31, 2006 and 2005 where settlement has not yet occurred (in millions):

	Three Months Ended December 31,
	2006	2005
Net fair value gain (loss) of contracts outstanding at beginning of period	$(2.8)	$8.8
Net change in physical exchange contracts	12.2	23.0
Change in fair value of contracts attributable to market movement during the period	10.1	(4.0)
Realized gains	(8.1)	(2.0)

Net fair value of contracts outstanding at end of period	$11.4	$25.8

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

Of the outstanding fair value as of December 31, 2006, all contracts had a maturity of fifteen months or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.1 million in the market value of the contracts as there were approximately 0.7 million gallons of net unbalanced positions at December 31, 2006.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2006. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

  Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements of this Form 10Q is hereby   incorporated herein by reference.

Item 1A.	Risk Factors

  There have been no material changes to the risk factors as previously disclosed in Item 1A of the Company’s Annual   Report on Form 10-K for the year ended September 30, 2006.

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

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: February 7, 2007	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)