Form 10-Q
period 2007-03-31
INERGY HOLDINGS, L.P.
filed 2007-05-10
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at May 1, 2007:

Common Units	20,003,016

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2007	September 30, 2006
	(unaudited)
Assets

Current assets:
Cash	$44.1	$12.1
Accounts receivable, less allowance for doubtful accounts of $4.1 million and $2.9 million at March 31, 2007 and September 30, 2006, respectively	141.6	99.5
Inventories	54.1	108.1
Assets from price risk management activities	31.5	46.2
Prepaid expenses and other current assets	12.2	30.0

Total current assets	283.5	295.9

Property, plant and equipment	915.8	847.9
Less: accumulated depreciation	149.5	124.4

Property, plant and equipment, net	766.3	723.5

Intangible assets:
Customer accounts	228.7	226.0
Covenants not to compete	61.9	54.2
Trademarks	32.8	32.8
Deferred financing and other costs	23.4	23.6

	346.8	336.6
Less: accumulated amortization	66.3	52.9

Intangible assets, net	280.5	283.7

Goodwill	371.8	339.7

Other assets	2.7	4.0

Total assets	$1,704.8	$1,646.8

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(in millions, except unit information)

	March 31, 2007	September 30, 2006
	(unaudited)
Liabilities and partners’ capital

Current liabilities:
Accounts payable	$86.6	$81.5
Accrued expenses	52.5	63.0
Customer deposits	30.2	98.0
Liabilities from price risk management activities	25.8	49.0
Current portion of long-term debt	4.2	16.9

Total current liabilities	199.3	308.4

Long-term debt, less current portion	664.7	673.1
Other long-term liabilities	9.8	11.8
Deferred income taxes	15.9	15.8
Interest of non-controlling partners in Inergy, L.P.	828.3	656.4

Partners’ capital
Common unitholders (20,002,000 and 20,000,000 units issued and outstanding as of March 31, 2007 and September 30, 2006, respectively)	(14.1)	(18.0)
Accumulated other comprehensive income (loss)	0.9	(0.7)

Total partners’ capital (deficiency)	(13.2)	(18.7)

Total liabilities and partners’ capital	$1,704.8	$1,646.8

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Propane	$460.5	$389.0	$787.9	$756.4
Other	92.2	87.8	172.5	170.7

	552.7	476.8	960.4	927.1
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	313.3	265.8	544.0	549.7
Other	56.0	59.8	103.9	113.7

	369.3	325.6	647.9	663.4

Gross profit	183.4	151.2	312.5	263.7
Expenses:
Operating and administrative	66.2	57.7	131.9	126.7
Depreciation and amortization	19.0	18.3	39.5	38.1
Loss on disposal of assets	0.2	0.3	0.9	0.7

Operating income	98.0	74.9	140.2	98.2

Other income (expense):
Interest expense, net	(14.0)	(14.8)	(28.3)	(28.4)
Finance charge income	0.9	0.9	1.5	1.4
Other income	1.0	0.3	1.2	0.4

Income before income taxes and interest of non-controlling partners in Inergy, L.P.’s net income	85.9	61.3	114.6	71.6

Provision for income taxes	(0.8)	(0.7)	(1.0)	(1.2)
Interest of non-controlling partners in Inergy, L.P.’s net income	(72.9)	(51.6)	(94.3)	(57.7)

Net income	$12.2	$9.0	$19.3	$12.7

Net income applicable to limited partners’ units	$12.2	$9.0	$19.3	$12.7

Net income per limited partner:
Basic	$0.61	$0.45	$0.97	$0.64

Diluted	$0.60	$0.45	$0.96	$0.63

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,002	20,000	20,002	20,000

Diluted	20,241	20,173	20,212	20,199

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2006	$(18.0)	$(0.7)	$(18.7)
Net proceeds from common unit options exercised	0.1	—	0.1
Distributions	(15.5)	—	(15.5)
Comprehensive income:
Net income	19.3	—	19.3
Unrealized gain on cash flow hedges	—	1.6	1.6

Comprehensive income			20.9

Balance at March 31, 2007	$(14.1)	$0.9	$(13.2)

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2007	2006
Operating activities
Net income	$19.3	$12.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27.4	29.3
Amortization	12.1	8.8
Amortization of deferred financing costs	1.2	1.2
Unit based compensation charges	0.3	0.3
Provision for doubtful accounts	1.1	1.0
Loss on disposal of assets	0.9	0.7
Interest of non-controlling partners in Inergy, L.P.’s net income	94.3	57.7
Deferred income taxes	0.1	(0.2)
Net assets from price risk management activities	9.2	3.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43.7)	(39.2)
Inventories	54.5	87.4
Prepaid expenses and other current assets	17.9	12.9
Other assets	1.4	(0.1)
Accounts payable	4.4	(39.8)
Accrued expenses	(13.2)	(2.1)
Customer deposits	(67.8)	(50.5)

Net cash provided by operating activities	119.4	83.1

Investing activities
Acquisitions, net of cash acquired	$(81.2)	$(169.8)
Purchases of property, plant and equipment	(31.2)	(14.1)
Deferred acquisition costs incurred	(0.2)	(0.3)
Proceeds from sale of assets	3.9	4.0

Net cash used in investing activities	(108.7)	(180.2)

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2007	2006
Financing activities
Proceeds from the issuance of long-term debt	$272.3	$657.5
Principal payments on long-term debt	(296.8)	(522.9)
Net proceeds from the issuance of Inergy, L.P. common units	104.7	24.8
Distributions to non-controlling partners in Inergy, L.P.	(46.4)	(38.3)
Distributions	(15.5)	(11.5)
Deferred financing costs incurred	—	(4.9)
Net proceeds from unit options exercised of Inergy, L.P.	2.9	—
Net proceeds from unit options exercised	0.1	—

Net cash provided by financing activities	21.3	104.7

Net increase in cash	32.0	7.6
Cash at beginning of period	12.1	9.6

Cash at end of period	$44.1	$17.2

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$27.3	$25.8

Cash paid during the period for taxes	0.8	0.4

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2.7	$5.1

Additions to property, plant and equipment through accounts payable and accrued expenses	0.6	0.1

Increase (decrease) in the fair value of long-term debt and related interest rate swap liability	0.9	(3.7)

Acquisitions, net of cash acquired:
Current assets	$0.1	$31.8
Property, plant and equipment	43.3	124.2
Intangible assets	9.9	5.6
Goodwill	32.1	44.4
Other assets	—	0.7
Current liabilities	(1.5)	(31.8)
Non-compete liabilities	(2.7)	(5.1)

	$81.2	$169.8

See accompanying notes to the consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Presentation

Organization

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P. (“Holdings” or the “Company”), its subsidiaries, Inergy Partners, LLC (“Partners”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp. (“IPCHA”) and its controlled subsidiary Inergy, L.P. (“Inergy” or the “Partnership”). IPCHA is a subsidiary created as a result of transactions with Inergy. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

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

As of March 31, 2007, Holdings owns an aggregate 8.7% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 1.0% general partnership interest and an approximate 7.7% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

Nature of Operations

Inergy conducts all of the business activities of the consolidated group and is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail propane market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s retail operations are primarily concentrated in the Midwest, Northeast, and South regions of the United States.

Basis of Presentation

The financial information contained herein as of March 31, 2007 and for the three-month and six-month periods ended March 31, 2007 and 2006 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2007 are not indicative of the results of operations that may be expected for the entire fiscal year.

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

On May 19, 2006, the Company restated its consolidated financial statements for the fiscal quarter ended March 31, 2006 to defer recorded non-cash gains on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). These restated financial statements were filed with the SEC on May 19, 2006 on Form 10-Q/A. The changes have no prior, current or future impact on the cash available for distributions to unitholders.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized an immaterial net gain in both the three and six months ended March 31, 2007, related to the ineffective portion of its fair value hedging instruments. In addition, during the three and six months ended March 31, 2007, Inergy recognized a net gain of less than $0.1 million and a net gain of $1.2 million, respectively, related to the portion of fair value hedging instruments that Inergy excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $1.1 million and less than $(0.1) million at March 31, 2007 and 2006, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane, distillates and natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $21.5 million and $20.9 million for the three months ended March 31, 2007 and 2006, respectively, and $43.1 million and $41.4 million for the six months ended March 31, 2007 and 2006, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane inventories being hedged and carried at market value at March 31, 2007 and September 30, 2006 amount to $17.0 million and $67.8 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

The following table presents the calculation of basic and diluted net income per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$12.2	$9.0	$19.3	$12.7

Limited partners’ interest in net income – basic and diluted	12.2	9.0	19.3	12.7

Denominator (in thousands):
Weighted average limited partners’ units outstanding-basic	20,002	20,000	20,002	20,000
Effect of dilutive units	239	173	210	199

Weighted average limited partners’ units outstanding – dilutive	20,241	20,173	20,212	20,199

Net income per limited partner unit:
Basic	$0.61	$0.45	$0.97	$0.64

Diluted	$0.60	$0.45	$0.96	$0.63

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during each of the six-month periods ended March 31, 2007 and 2006 was approximately $0.3 million.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, SFAS 131 defines operating segments as components of an enterprise for which separate financial

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Recently Issued Accounting Pronouncements

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” requires companies to disclose their policy regarding the presentation of tax receipts. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). This guidance is effective for interim and annual reporting periods beginning after December 15, 2006 with earlier application permitted. The Company’s accounting policy is to record taxes assessed by governmental authorities on a net basis.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is required to be adopted by Inergy for the fiscal year ended September 30, 2009. The Company will be evaluating the potential financial statement impact of SFAS 159 to its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the fiscal year ended September 30, 2009. The Company will be evaluating the potential financial statement impact of SFAS 157 to its consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. For Inergy, SFAS 155 is effective for all financial instruments acquired or issued on or after October 1, 2006. The adoption of SFAS 155 has not had a material impact on the Company’s consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at March 31, 2007 and September 30, 2006, respectively (in millions):

	March 31, 2007	September 30, 2006
Propane gas and other liquids	$41.3	$96.1
Appliances, parts and supplies	12.8	12.0

	$54.1	$108.1

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property, plant and equipment consists of the following at March 31, 2007 and September 30, 2006, respectively (in millions):

	March 31, 2007	September 30, 2006
Tanks and plant equipment	$585.8	$578.4
Land and buildings	167.7	135.5
Vehicles	94.9	89.3
Construction in process	47.0	24.7
Office furniture and equipment	20.4	20.0

	915.8	847.9
Less: accumulated depreciation	149.5	124.4

Property, plant and equipment, net	$766.3	$723.5

At March 31, 2007 and September 30, 2006, the Company had capitalized interest of $1.8 million and $0.4 million, respectively, related to certain midstream asset expansion projects. These amounts are reflected in construction in process.

Note 4 – Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31, 2007	September 30, 2006
Inergy credit agreement	$—	$22.7
Inergy senior unsecured notes	622.3	621.4
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	15.6	15.6
Holdings bank facility	6.0	5.3
Holdings term loan	25.0	25.0

	668.9	690.0
Less current portion	4.2	16.9

	$664.7	$673.1

The Company’s bank facility (the “Bank Facility”) consists of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2008 and is collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 7.07% at March 31, 2007 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s Credit Agreement

Inergy’s credit agreement (the “Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowings available through the utilization of the Acquisition Facility from $75 million to $125 million. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

At March 31, 2007 there was no outstanding balance drawn under the Credit Agreement. At September 30, 2006, the balance outstanding under the Credit Agreement was $22.7 million, all drawn under the Working Capital Facility. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 7.07% and 8.50% at March 31, 2007,

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and between 7.08% and 8.50% at September 30, 2006, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $386.0 million and $369.4 million at March 31, 2007 and September 30, 2006, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $39.0 million and $32.9 million at March 31, 2007 and September 30, 2006, respectively.

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At March 31, 2007, Inergy had recorded an approximate $2.6 million reduction in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long-term liabilities.

At March 31, 2007, the Company was in compliance with all of its debt covenants.

Note 5 – Business Acquisitions

During October 2006, Inergy closed the following three asset acquisitions: a natural gas liquids storage facility located near Bath, New York (the “Bath Storage Facility”), Columbus Butane Company, Inc., and Hometown Propane, Inc. In November 2006, Inergy acquired the propane assets of Mideastern Oil Company, Inc. Additionally, in December 2006, Inergy acquired the assets of the Jacksonville, Florida location of Sun Belt Energy of Florida, LLC and Stevens Gas Service, Inc. In February 2007, Inergy completed the acquisition of the 24-mile lateral pipeline (“South Lateral Pipeline”) connecting its Stagecoach natural gas storage facility to Tennessee Gas Pipeline Company’s Line 300. These seven acquisitions increased our market share and the aggregate purchase price, net of cash acquired, was $80.4 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

As a result of the above acquisitions, Inergy allocated $32.1 million to goodwill. In addition, Inergy allocated $9.9 million to intangible assets, consisting primarily of customer accounts and non-compete agreements.

Regulation S-X of the Securities and Exchange Commission requires that for any significant subsidiary, which is defined as any significant business combination or disposition of assets, pro-forma information must be disclosed. None of the fiscal 2007 acquisitions were, individually or in the aggregate, considered a significant subsidiary. Therefore, no pro-forma results from operations are provided.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through March 31, 2007.

Note 6 – Partners’ Capital

Quarterly Distributions of Available Cash

On February 14, 2007, a quarterly distribution of $0.40 per limited partner unit was paid to unitholders of record on February 7, 2007 with respect to the first fiscal quarter of 2007, which totaled $8.0 million. On May 15, 2007, a quarterly distribution of $0.48 per limited partner unit will be paid to unitholders of record on May 8, 2007, for a total distribution of $9.6 million with respect to the second fiscal quarter of 2007.

On February 14, 2006, a quarterly distribution of $0.29 per limited partner unit was paid to unitholders of record on February 7, 2006 for a total distribution of $5.8 million with respect to the first fiscal quarter of 2006. On May 15, 2006, a quarterly distribution of $0.32 per limited partner unit was paid to unitholders of record on May 8, 2006 with respect to the second fiscal quarter of 2006, which totaled $6.4 million.

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

Inergy Holdings, L.P. Long-Term Incentive Plan

Inergy Holdings GP, LLC sponsors the Inergy Holdings Long-Term Incentive Plan (“Holdings LTIP”) for the employees, directors, and consultants of the general partner and employees, directors, and consultants of the Company’s affiliates which perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted restricted units, phantom units, or unit appreciation rights under the Holdings LTIP as of March 31, 2007. The Holdings LTIP limits the aggregate number of units that may be delivered pursuant to awards to 2,000,000 units. As of March 31, 2007, the Company had 685,000 unit options outstanding pursuant to the long-term incentive plan. The Holdings LTIP is administered by the compensation committee of the board of directors of the general partner.

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

A summary of the Company’s unit option activity for the six months ended March 31, 2007 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$22.50 - $35.35	$24.38	674,500
Granted	$34.43 - $35.52	$34.87	12,500
Exercised	$22.50	$22.50	(2,000)
Canceled	—	—	—

Outstanding at March 31, 2007	$22.50 - $35.52	$24.57	685,000

Exercisable at March 31, 2007			—

The weighted-average remaining contract life for options outstanding at March 31, 2007 was approximately 8.3 years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s units over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the unit options.

Weighted-average fair value of options granted	$3.19
Expected volatility	0.230
Distribution yield	3.5%
Expected life of option in years	5
Risk-free interest rate	4.5%

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate intrinsic value of options outstanding at March 31, 2007 was $14.3 million. The aggregate intrinsic value of unit options exercised during the six months ended March 31, 2007 was not significant. There were no options exercised during the six months ended March 31, 2006. Aggregate intrinsic value represents the difference between the Company’s closing unit price on the last trading day of the fiscal period, which was $45.52 on March 30, 2007, and the exercise price multiplied by the number of options outstanding.

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

Restricted Units

During the 2006 fiscal year, Inergy granted 58,756 restricted units. During the current fiscal year, Inergy granted an additional 35,500 restricted units. The majority of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these units each quarter by multiplying the closing price of Inergy’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

The compensation expense recorded by Inergy related to these restricted unit awards was insignificant for the three and six months ended March 31, 2007 and 2006.

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

A summary of Inergy’s unit option activity for the six months ended March 31, 2007 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$8.19 - $31.32	$16.37	711,964
Granted	—	—	—
Exercised	$8.19 - $27.14	$11.11	(264,464)
Canceled	—	—	—

Outstanding at March 31, 2007	$13.75 - $31.32	$19.48	447,500

Exercisable at March 31, 2007	—	—	—

The weighted-average remaining contract life for outstanding options at March 31, 2007 was approximately six years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s units over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the unit options.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Weighted-average fair value of options granted	$1.28
Expected volatility	0.234
Distribution yield	6.9%
Expected life of option in years	5
Risk-free interest rate	4.5%

The aggregate intrinsic value of outstanding options at March 31, 2007 was $5.9 million. The aggregate intrinsic value of unit options exercised during the six months ended March 31, 2007 was $4.7 million. There were no options exercised during the six months ended March 31, 2006. Aggregate intrinsic value represents the positive difference between Inergy’s closing unit price on the last trading day of the fiscal period, which was $32.68 on March 30, 2007, and the exercise price multiplied by the number of options outstanding.

As of March 31, 2007, there was $4.4 million of total unrecognized compensation cost related to unvested unit-based compensation awards granted to employees under the restricted unit and unit option plans, including approximately $1.8 million related to Holdings unvested unit-based compensation awards. That cost is expected to be recognized over a five-year period.

Note 7 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2007, the total of these firm purchase commitments was approximately $205.5 million. Inergy also enters into agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Stagecoach and West Coast NGL midstream assets. At March 31, 2007, the total of these firm purchase commitments was approximately $34.1 million.

At March 31, 2007, Inergy was contingently liable for letters of credit outstanding totaling $39.0 million, which guarantee various transactions.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At March 31, 2007 and September 30, 2006, Inergy’s self-insurance reserves were $13.4 million and $11.2 million, respectively.

Note 8 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three and six months ended March 31, 2007, excluding the Bath Storage Facility and the South Lateral Pipeline, are included in the propane segment. The results of operations for the Bath Storage Facility and the South Lateral Pipeline are included in the midstream segment.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the propane segment.

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2007
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$312.9	$—	$—	$312.9
Wholesale propane revenues	139.8	7.8	—	147.6
Storage, fractionation and other midstream revenues	—	34.5	(0.3)	34.2
Transportation revenues	3.1	—	—	3.1
Propane-related appliance sales revenues	5.2	—	—	5.2
Retail service revenues	4.2	—	—	4.2
Rental service and other revenues	6.1	—	—	6.1
Distillate revenues	39.4	—	—	39.4
Gross profit	166.1	17.3	—	183.4
Identifiable assets	180.9	14.8	—	195.7
Goodwill	266.9	104.9	—	371.8

	Three Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$274.4	$—	$—	$274.4
Wholesale propane revenues	109.6	5.0	—	114.6
Storage, fractionation and other midstream revenues	—	36.5	(0.1)	36.4
Transportation revenues	2.2	—	—	2.2
Propane-related appliance sales revenues	5.2	—	—	5.2
Retail service revenues	4.1	—	—	4.1
Rental service and other revenues	5.0	—	—	5.0
Distillate revenues	34.9	—	—	34.9
Gross profit	140.9	10.3	—	151.2
Identifiable assets	182.4	12.2	—	194.6
Goodwill	277.8	23.1	—	300.9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2007
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$532.1	$—	$—	$532.1
Wholesale propane revenues	242.1	13.7	—	255.8
Storage, fractionation and other midstream revenues	—	70.0	(0.4)	69.6
Transportation revenues	5.5	—	—	5.5
Propane-related appliance sales revenues	12.8	—	—	12.8
Retail service revenues	9.5	—	—	9.5
Rental service and other revenues	12.0	—	—	12.0
Distillate revenues	63.1	—	—	63.1
Gross profit	282.2	30.3	—	312.5
Identifiable assets	180.9	14.8	—	195.7
Goodwill	266.9	104.9	—	371.8

	Six Months Ended March 31, 2006
	Propane Operations	Midstream Operations	Intersegment Eliminations	Total
Retail propane revenues	$511.9	$—	$—	$511.9
Wholesale propane revenues	234.3	10.2	—	244.5
Storage, fractionation and other midstream revenues	—	70.3	(0.3)	70.0
Transportation revenues	4.8	—	—	4.8
Propane-related appliance sales revenues	13.4	—	—	13.4
Retail service revenues	9.5	—	—	9.5
Rental service and other revenues	10.0	—	—	10.0
Distillate revenues	63.0	—	—	63.0
Gross profit	242.6	21.1	—	263.7
Identifiable assets	182.4	12.2	—	194.6
Goodwill	277.8	23.1	—	300.9

Note 9 – Subsequent Events

On April 25, 2007, the Inergy special units that were issued in August 2005 to Inergy Holdings, L.P. were converted into 919,349 common units as a result of the commercial operation of the Phase II expansion of the Stagecoach Natural Gas Storage Facility. Upon this conversion, the Company recognized non-cash gains of approximately $70 million on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

•	3,787,340 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 7.7%;

•

769,941 Inergy special units, which are not entitled to a current distribution and will convert into Inergy common units representing limited partnership interests in Inergy at a specified conversion rate upon the commercial operation of the Stagecoach expansion project as described below. The special units converted into 919,349 common units on April 25, 2007, which resulted in non-cash gains of approximately $70 million. In addition, we are now entitled to receive distributions on these common units; and

•

all of the incentive distribution rights in Inergy which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Inergy is a growing retail and wholesale propane, supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”) and a natural gas liquids (“NGL”) business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy has grown primarily through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in November 1996 through March 31, 2007, Inergy has acquired 66 companies, 62 propane companies and 4 midstream businesses for an aggregate purchase price of approximately $1.5 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

During October 2006, Inergy closed the following three asset acquisitions: a natural gas liquids storage facility located near Bath, New York (the “Bath Storage Facility”), Columbus Butane Company, Inc., and Hometown Propane, Inc. In November 2006, Inergy acquired the propane assets of Mideastern Oil Company, Inc. Additionally, in December 2006, Inergy acquired the assets of the Jacksonville, FL location of Sun Belt Energy of Florida, LLC and Stevens Gas Service, Inc. In February 2007, Inergy completed the acquisition of the 24-mile lateral pipeline (“South Lateral Pipeline”) connecting its Stagecoach natural gas storage facility to Tennessee Gas Pipeline Company’s Line 300. These seven acquisitions increased Inergy’s market share and the aggregate purchase price, net of cash acquired, was $80.4 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available.

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

•

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At March 31, 2007, we owned an approximate 7.7% limited partner interest in Inergy together with a 1.0% non-managing general partner interest; and the non-affiliated unitholders owned a 91.3% limited partner interest in Inergy.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the consolidated income statement components for the three months ended March 31, 2007 and 2006, respectively (in millions):

	Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Revenue	$552.7	$476.8	$75.9	15.9%
Cost of product sold	369.3	325.6	43.7	13.4

Gross profit	183.4	151.2	32.2	21.3
Operating and administrative expenses	66.2	57.7	8.5	14.7
Depreciation and amortization	19.0	18.3	0.7	3.8
Loss on disposal of assets	0.2	0.3	(0.1)	(33.3)

Operating income	98.0	74.9	23.1	30.8
Interest expense, net	(14.0)	(14.8)	0.8	5.4
Finance charge income	0.9	0.9	—	—
Other income	1.0	0.3	0.7	233.3

Income before income taxes and interest of non-controlling partners in Inergy’s net income	85.9	61.3	24.6	40.1

Provision for income taxes	(0.8)	(0.7)	(0.1)	(14.3)
Interest of non-controlling partners in Inergy’s net income	(72.9)	(51.6)	(21.3)	(41.3)

Net income	$12.2	$9.0	$3.2	35.6%

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2007 and 2006, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage	2007	2006	In Units	Percentage
Retail propane	$312.9	$274.4	$38.5	14.0%	152.5	138.9	13.6	9.8%
Wholesale propane	147.6	114.6	33.0	28.8	137.5	114.7	22.8	19.9
Other retail	58.0	51.4	6.6	12.8	—	—	—	—
Storage, fractionation and midstream	34.2	36.4	(2.2)	(6.0)	—	—	—	—

Total	$552.7	$476.8	$75.9	15.9%	290.0	253.6	36.4	14.4%

Volume. During the three months ended March 31, 2007, we sold 152.5 million retail gallons of propane, an increase of 13.6 million gallons or 9.8% from the 138.9 million retail gallons sold during the same three-month period in 2006. The increase was principally due to acquisition-related volume, which resulted in an increase of 7.0 million gallons in the quarter ended March 31, 2007, and the colder weather experienced in the 2007 period. Weather was approximately 11% colder in our comparable areas of operation in the three months ended March 31, 2007 as compared to the same period in 2006.

Wholesale gallons delivered during the three months ended March 31, 2007 were 137.5 million gallons compared to 114.7 million gallons during the same three-month period in 2006. The increase of 22.8 million gallons was primarily attributable to colder weather during the 2007 period versus the comparable prior year.

The total natural gas liquid gallons sold by our midstream operations decreased 2.9 million gallons, or 19.7%, to 11.8 million gallons during the three months ended March 31, 2007 from 14.7 million gallons during the same three-month period in 2006. This decrease was primarily attributable to lesser volumes sold to existing customers. Stagecoach has 13.25 bcf of working gas storage capacity which was 100% contracted during each of the three months ended March 31, 2007 and 2006.

Revenues. Revenues for the three months ended March 31, 2007 were $552.7 million, an increase of $75.9 million, or 15.9%, from $476.8 million during the same three-month period in 2006.

Revenues from retail propane sales were $312.9 million for the three months ended March 31, 2007, an increase of $38.5 million, or 14.0%, from $274.4 million during the same three-month period in 2006. These higher revenues were primarily the result of $14.5 million in acquisition-related sales, an increase of $13.2 million due to higher retail volume sales at our existing locations (as discussed above) and an increase of approximately $10.8 million due to higher selling prices of propane.

Revenues from wholesale propane sales for the three months ended March 31, 2007 were $147.6 million compared to $114.6 million during the same three-month period in 2006. This $33.0 million, or 28.8%, increase was primarily due to a $22.9 million increase as a result of the higher sales volume (as discussed above), together with an increase of approximately $10.1 million due to higher wholesale selling prices.

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $58.0 million for the three months ended March 31, 2007, an increase of $6.6 million or 12.8% from $51.4 million during the same three-month period in 2006. These higher revenues were the result of a $5.5 million increase due mostly to higher volume sales of distillates caused primarily by colder weather, together with an increase of $1.1 million resulting from recent acquisitions.

Revenues from storage, fractionation and other midstream activities were $34.2 million for the three months ended March 31, 2007, a decrease of $2.2 million or 6.0% from $36.4 million during the same three-month period in 2006. This decrease resulted from lower revenues due to lower sales prices of natural gas liquids and lesser sales volumes of natural gas liquids partially offset by higher storage revenues, including approximately $1.4 million due to the acquisition of the Bath Storage Facility and the South Lateral Pipeline.

Cost of Product Sold. Retail propane cost of product sold for the three months ended March 31, 2007 was $172.4 million compared to $152.6 million during the same three-month period in 2006. This $19.8 million, or 13.0%, increase resulted from an approximate $8.3 million increase due to acquisition-related volume, an approximate $7.6 million increase attributable to an increase in the average cost of propane, and an approximate $7.2 million increase due to higher retail volume sales at our existing locations. These factors, which contributed to an increase in cost of product sold, were partially offset by an approximate $3.3 million decrease due to changes in non-cash charges from derivative contracts associated with retail propane fixed price sales contracts. The Company recorded a $0.2 million non-cash gain during the three months ended March 31, 2007 as compared to a non-cash charge of $3.1 million recorded in the same three-month period in 2006.

Wholesale propane cost of product sold for the three months ended March 31, 2007 was $140.9 million, an increase of $27.7 million or 24.5%, from $113.2 million during the same three-month period in 2006. Contributing to these higher costs was an approximate $22.6 million increase as a result of higher volumes sold by our wholesale propane operations (as discussed above), together with a $5.1 million increase attributable to the higher average cost of propane.

Other retail cost of product sold was $38.6 million for the three months ended March 31, 2007, an increase of $4.9 million or 14.5%, from $33.7 million during the same three-month period in 2006. This change was the result of a $4.6 million increase due mostly to higher volume sales of distillates (as discussed above), together with a $0.3 million increase due to acquisition-related sales.

Fractionation, storage, and other midstream cost of product sold was $17.4 million for the three months ended March 31, 2007, a decrease of $8.7 million, or 33.3%, from $26.1 million during the same three-month period in 2006. This decrease was due primarily to a lower cost per gallon and lower volume of natural gas liquids sold to existing customers (as discussed above).

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs, including fuel costs, repair and maintenance and lease expense. These costs approximated $17.9 million and $17.2 million for the three months ended March 31, 2007 and 2006, respectively. In addition, depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $3.6 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $140.5 million for the three months ended March 31, 2007 compared to $121.8 million in the same three-month period in 2006. This $18.7 million, or 15.4%, increase was attributable to several factors, including an increase of $6.2 million resulting from acquisitions, an increase of $6.0 million related to higher volume sales (as discussed above), and an increase in margin per gallon, which accounted for approximately $3.2 million of this increase. Also contributing to higher gross profit was the $3.3 million decrease in cost of product sold relating to the change in non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed above).

Wholesale propane gross profit increased $5.3 million, or 378.6%, to $6.7 million for the three months ended March 31, 2007 compared to $1.4 million in the same three-month period in 2006, as a result of a $5.0 million increase attributable to higher margins together with an increase of $0.3 million due to higher volume sales.

Other retail gross profit increased $1.7 million, or 9.6%, to $19.4 million for the three months ended March 31, 2007 compared to $17.7 million in the same three-month period in 2006. The higher gross profit was due to a $0.9 million increase primarily resulting from higher distillate volume sales (as discussed above) together with a $0.8 million increase relating to acquisitions.

Fractionation, storage, and other midstream gross profit was $16.8 million for the three months ended March 31, 2007 compared to $10.3 million in the same three-month period in 2006. This $6.5 million, or 63.1%, increase was due primarily to higher margins on natural gas liquids sold and increased storage revenues, including a $1.4 million increase due to the acquisition of the Bath Storage Facility and the South Lateral Pipeline.

Operating and Administrative Expenses. Operating and administrative expenses increased to $66.2 million for the three months ended March 31, 2007 compared to $57.7 million in the same three-month period in 2006. This $8.5 million increase was attributable to increases in personnel expenses, insurance costs, vehicle expenses and other facility costs. These increases in operating expenses were partially the result of higher expenses arising from our fiscal 2007 acquisitions together with increased variable costs as a result of the higher volumes sold.

Depreciation and Amortization. Depreciation and amortization increased to $19.0 million for the three months ended March 31, 2007 from $18.3 million during the same three-month period in 2006, with the change primarily a result of acquisitions.

Interest Expense. Interest expense decreased to $14.0 million for the three months ended March 31, 2007 compared to $14.8 million during the same three-month period in 2006. This $0.8 million decline resulted from lower average debt outstanding and capitalized interest during the three-month period ended March 31, 2007 partially offset by higher overall interest rates. During the three months ended March 31, 2007, Inergy capitalized $0.8 million of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.” No interest was capitalized in the three months ended March 31, 2006.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2007 was $0.8 million compared to a provision of $0.7 million in the same three-month period in 2006. The provision for income taxes for the three months ended March 31, 2007 was composed of $0.6 million of current income tax expense together with $0.2 million of deferred income taxes. The 2006 provision for income taxes of $0.7 million was composed of $0.6 million of current income tax expense and $0.1 million of deferred income taxes.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded expense of $72.9 million in the three months ended March 31, 2007, as compared to an expense of $51.6 million in the same three-month period of 2006 associated with the interests of non-controlling partners in Inergy. The $21.3 million change resulted primarily from a $24.7 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $2.0 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, together with an approximate $1.4 million increase in other related income from minority interests in Inergy.

Net Income. Net income was $12.2 million for the three months ended March 31, 2007 compared to net income of $9.0 million for the same three-month period in 2006. The $3.2 million increase in net income was primarily attributable to a higher gross profit at Inergy in the three months ended March 31, 2007 together with a $0.8 million decrease in interest expense. Partially offsetting these increases in net income was a $21.3 million decrease in income related to the interest of non-controlling partners in Inergy’s net income, an $8.5 million increase in operating and administrative expenses, and a $0.7 million increase in depreciation and amortization.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The following table summarizes the consolidated income statement components for the six months ended March 31, 2007 and 2006, respectively (in millions):

	Six Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage
Revenue	$960.4	$927.1	$33.3	3.6%
Cost of product sold	647.9	663.4	(15.5)	(2.3)

Gross profit	312.5	263.7	48.8	18.5
Operating and administrative expenses	131.9	126.7	5.2	4.1
Depreciation and amortization	39.5	38.1	1.4	3.7
Loss on disposal of assets	0.9	0.7	0.2	28.6

Operating income	140.2	98.2	42.0	42.8
Interest expense, net	(28.3)	(28.4)	0.1	0.4
Finance charge income	1.5	1.4	0.1	7.1
Other income	1.2	0.4	0.8	200.0

Income before income taxes and interest of non-controlling partners in Inergy’s net income	114.6	71.6	43.0	60.1
Provision for income taxes	(1.0)	(1.2)	0.2	16.7
Interest of non-controlling partners in Inergy’s net income	(94.3)	(57.7)	(36.6)	(63.4)

Net income	$19.3	$12.7	$6.6	52.0%

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2007 and 2006, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2007	2006	In Dollars	Percentage	2007	2006	In Units	Percentage
Retail propane	$532.1	$511.9	$20.2	3.9%	263.7	263.9	(0.2)	(0.1)%
Wholesale propane	255.8	244.5	11.3	4.6	246.3	242.2	4.1	1.7
Other retail	102.9	100.7	2.2	2.2	—	—	—	—
Storage, fractionation and midstream	69.6	70.0	(0.4)	(0.6)	—	—	—	—

Total	$960.4	$927.1	$33.3	3.6%	510.0	506.1	3.9	0.8%

Volume. During the six months ended March 31, 2007, we sold 263.7 million retail gallons of propane as compared to 263.9 million retail gallons sold during the same six-month period in 2006. The 0.2 million gallon decrease was principally due to the sale of certain branches during fiscal 2006 and expected volume losses from recent acquisitions. Offsetting the decrease in retail gallons sold was acquisition-related volume, which resulted in an increase of 14.5 million gallons in the six months ended March 31, 2007 and higher gallon sales as a result of weather that was approximately 1% colder in the 2007 period as compared to the 2006 period.

Wholesale gallons delivered during the six months ended March 31, 2007 were 246.3 million gallons compared to 242.2 million gallons during the same six-month period in 2006. The increase of 4.1 million gallons was primarily attributable to colder weather during the 2007 period versus the comparable prior year period.

The total natural gas liquid gallons sold by our midstream operations decreased 4.0 million gallons, or 13.0%, to 26.8 million gallons during the six months ended March 31, 2007 from 30.8 million gallons during the same six-month period in 2006. This decrease was primarily attributable to lesser volumes sold to existing customers. Stagecoach has 13.25 bcf of working gas storage capacity which was 100% contracted during each of the six months ended March 31, 2007 and 2006.

Revenues. Revenues for the six months ended March 31, 2007 were $960.4 million, an increase of $33.3 million, or 3.6%, from $927.1 million during the same six-month period in 2006.

Revenues from retail propane sales were $532.1 million for the six months ended March 31, 2007, an increase of $20.2 million, or 3.9%, from $511.9 million from the same six-month period in 2006. These higher revenues were primarily the result of a $29.3 million increase due to acquisition-related sales together with an increase of approximately $19.5 million due to higher selling prices of propane. Partially offsetting these increases was a decrease of $28.6 million attributable to lower retail volume sales at our existing locations (as discussed above).

Revenues from wholesale propane sales for the six months ended March 31, 2007 were $255.8 million compared to $244.5 million during the same six-month period in 2006. This $11.3 million, or 4.6%, increase was primarily the result of a $7.1 million increase due to higher wholesale selling prices together with an increase of $4.2 million as a result of the higher sales volume (as discussed above).

Revenues from other retail sales, primarily service, appliance, transportation, and distillates, were $102.9 million for the six months ended March 31, 2007, an increase of $2.2 million or 2.2% from $100.7 million during the same six-month period in 2006. This change was primarily due to a $2.5 million increase resulting from recent acquisitions partially offset by a decrease of $0.3 million mostly due to lower volume sales of distillates caused primarily by customer conservation.

Revenues from storage, fractionation and other midstream activities were $69.6 million for the six months ended March 31, 2007, a decrease of $0.4 million or 0.6% from $70.0 million during the same six-month period in 2006. This decrease resulted from lower revenues due to lower sales prices of natural gas liquids and lesser sales volumes of natural gas liquids as referenced in the volume section above, partially offset by higher storage revenues, including approximately $2.3 million due to the acquisition of the Bath Storage Facility and the South Lateral Pipeline.

Cost of Product Sold. Retail propane cost of product sold for the six months ended March 31, 2007 was $299.1 million compared to $310.9 million during the same six-month period in 2006. This $11.8 million, or 3.8%, decrease resulted from an approximate $16.3 million decline due to lower retail volume sales at our existing locations (as discussed above), and an approximate $19.2 million decrease due to changes in non-cash charges from derivative contracts associated with retail propane fixed price sales contracts. These factors, which contributed to a decline in cost of product sold, were partially offset by an approximate $17.1 million increase due to acquisition-related volume and an approximate $6.6 million increase attributable to an increase in the average cost of propane. The Company recorded a negligible non-cash gain during the six months ended March 31, 2007 as compared to a non-cash charge of $19.2 million recorded in the same six-month period in 2006.

Wholesale propane cost of product sold for the six months ended March 31, 2007 was $244.9 million, an increase of $6.1 million or 2.6%, from $238.8 million during the same six-month period in 2006. Contributing to these higher costs was an approximate $4.1 million increase as a result of higher volumes sold by our wholesale propane operations (as discussed above), together with a $2.0 million increase attributable to the higher average cost of propane.

Other retail cost of product sold was $63.9 million for the six months ended March 31, 2007, a decrease of $0.4 million or 0.6%, from $64.3 million during the same six-month period in 2006. This decrease was the result of a $1.0 million decline mostly due to lower volume sales of distillates (as discussed above), partially offset by a $0.6 million increase due to acquisition-related sales.

Fractionation, storage, and other midstream cost of product sold was $40.0 million for the six months ended March 31, 2007, a decrease of $9.4 million, or 19.0%, from $49.4 million during the same six-month period in 2006. This decrease was due primarily to lower price per gallon and lower volume of natural gas liquids sold to existing customers as discussed above.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel and delivery vehicle costs, including fuel costs, repair and maintenance and lease expense. These costs approximated $35.4 million and $33.8 million for the six months ended March 31, 2007 and 2006, respectively. In addition, depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $7.7 million and $7.6 million for the six months ended March 31, 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $233.0 million for the six months ended March 31, 2007 compared to $201.0 million in the same six-month period in 2006. This $32.0 million, or 15.9%, increase was attributable to several factors, including a decrease in cost of product sold of $19.2 million relating to the change in non-cash charges from derivative contracts associated with retail propane fixed price sales contracts (as discussed above), an increase in margin per gallon, which accounted for approximately $12.9 million of this increase, as well as a $12.2 million increase related to higher retail gallons sold resulting from acquisitions. These factors, which contributed to a higher gross profit, were partially offset by an approximate $12.3 million reduction in retail propane gross profit at our existing locations as a result of lower volume sales as discussed above.

Wholesale propane gross profit increased $5.2 million, or 91.2%, to $10.9 million for the six months ended March 31, 2007 compared to $5.7 million in the same six-month period in 2006, as a result of a $5.1 million increase attributable to higher margins together with an increase of $0.1 million due to higher volume sales.

Other retail gross profit increased $2.6 million, or 7.1%, to $39.0 million for the six months ended March 31, 2007 compared to $36.4 million in the same six-month period in 2006. This increase was due primarily to a $1.9 million increase relating to acquisitions together with a $0.7 million increase resulting mostly from higher distillate volume sales (as described above).

Fractionation, storage, and other midstream gross profit was $29.6 million for the six months ended March 31, 2007 compared to $20.6 million in the same six-month period in 2006. This $9.0 million, or 43.7%, increase was due primarily to higher margins on natural gas liquids sold and increased storage revenues, including a $2.3 million increase due to the acquisition of the Bath Storage Facility and the South Lateral Pipeline.

Operating and Administrative Expenses. Operating and administrative expenses increased to $131.9 million for the six months ended March 31, 2007 compared to $126.7 million in the same six-month period in 2006. This $5.2 million increase was primarily attributable to an increase in personnel expenses, vehicle expenses, professional services costs and other facility costs. The net increase in operating expenses was partially the result of higher expenses arising from our fiscal 2007 acquisitions exceeding the savings realized from lesser volume sales.

Depreciation and Amortization. Depreciation and amortization increased to $39.5 million for the six months ended March 31, 2007 from $38.1 million during the same six-month period in 2006, with the change primarily a result of acquisitions.

Interest Expense. Interest expense decreased to $28.3 million for the six months ended March 31, 2007, compared to $28.4 million during the same six-month period in 2006. This $0.1 million decline resulted from lower average debt outstanding and capitalized interest during the six-month period ended March 31, 2007 partially offset by higher overall interest rates. During the six months ended March 31, 2007, Inergy capitalized $1.4 million of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.” No interest was capitalized in the six months ended March 31, 2006.

Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2007 was $1.0 million compared to a provision of $1.2 million in the same six-month period in 2006. The provision for income taxes for the six months ended March 31, 2007 was composed of $0.9 million of current income tax expense together with $0.1 million of deferred income taxes. The 2006 provision for income taxes of $1.2 million was composed of $1.4 million of current income tax expense and $0.2 million of deferred income tax benefit.

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We recorded expense of $94.3 million in the six months ended March 31, 2007, as compared to an expense of $57.7 million in the same six-month period of 2006 associated with the interests of non-controlling partners in Inergy. The $36.6 million change resulted primarily from a $43.4 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $4.0 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, together with a $2.8 million increase in other related income from minority interests in Inergy.

Net Income. Net income was $19.3 million for the six months ended March 31, 2007 compared to net income of $12.7 million for the same six-month period in 2006. The $6.6 million increase in net income was primarily attributable to a higher gross profit at Inergy in the six months ended March 31, 2007, partially offset by a $36.6 million decrease in income related to the interest of non-controlling partners in Inergy’s net income, a $5.2 million increase in operating and administrative expenses, and a $1.4 million increase in depreciation and amortization.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Regulatory Matters

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of fuels such as propane and natural gas, are examples of greenhouse gases. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the U.S. Environmental Protection Agency or “EPA” may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which Inergy conducts business could have an adverse affect on its operations and demand for its services.

On December 21, 2006, Central New York Oil and Gas Company LLC (“CNYOG”), Inergy’s regulated subsidiary and owner of the Stagecoach natural gas storage facility, was granted certificate authority by the Federal Energy Regulatory Commission (“FERC”) to own and operate the Stagecoach Lateral, a 23.7 mile, 30-inch diameter pipeline connecting CNYOG’s Stagecoach natural gas storage field with Tennessee Gas Pipeline Company’s mainline system (300-Line) in Bradford County, Pennsylvania. FERC authorized Tennessee, the former owner of the pipeline, to abandon the lateral by sale to CNYOG, and the acquisition was completed in February 2007. FERC has permitted CNYOG to incorporate the Stagecoach Lateral into its storage operations and to charge market-based storage rates under previously existing storage rate schedules for storage injections and withdrawals made through the newly acquired Stagecoach Lateral. In authorizing acquisition of the Stagecoach Lateral, FERC affirmed CNYOG’s continuing general authority, after the acquisition of the Stagecoach Lateral, to charge and collect market-based rates. However, FERC may review that market-based rate authorization in the event CNYOG expands the facility’s storage capacity, acquires transportation facilities or additional storage capacity, if CNYOG or one of its affiliates provide storage or transportation services in the same market area or acquire an interest in another storage field that can link CNYOG facilities to the market area or if CNYOG or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

FERC’s Order No. 2004, which sets forth standards of conduct applicable to public utilities and interstate transporters of gas, including interstate storage providers, was vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit on November 17, 2006. Less restrictive interim rules were put in place by FERC on January 9, 2007. FERC has requested comment on the interim rules, and no final rule on remand has yet been issued by FERC. By FERC order, CNYOG was found to be exempt from the Order No. 2004 standards of conduct. The interim rules continue to exempt most natural gas storage providers authorized to charge market-based rates, and there is no reason to believe that CNYOG would not continue to be so exempt from the applicable standards of conduct established under the interim rules.

On June 19, 2006, FERC revised its regulations governing criteria for obtaining market-based rates for interstate natural gas storage services. Order No. 678 adopts new regulations which are intended to make it easier for storage providers to obtain authority to charge market-based rates, and which are intended to facilitate the development of new natural gas storage capacity. Although CNYOG already holds market-based rate authority for storage services performed at its Stagecoach natural gas storage facility, these new rules might facilitate the efforts of other prospective storage providers, including potential competitors with the Stagecoach storage facility, to obtain market-based rate authority.

Liquidity and Sources of Capital

Capital Resource Activities

Inergy has identified growth projects related to its Stagecoach and West Coast NGL midstream assets that are expected to require a capital investment of approximately $257 million to complete. Through March 31, 2007, Inergy has invested approximately $42 million toward completion of these projects. These projects include expansion of the Stagecoach natural gas storage facility, which is expected to increase working storage capacity of natural gas to approximately 26.35 bcf through the addition of approximately 13.1 bcf of storage to the existing 13.25 bcf working storage capacity. All necessary regulatory approvals have been received and construction of the expansion is underway. The expanded facilities are expected to be in service by the fall of 2007. Stagecoach is also expected to construct a pipeline to interconnect with the proposed Millennium Pipeline which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by July 2008.

Cash Flows and Contractual Obligations

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

Net operating cash inflows were $119.4 million and $83.1 million for the six-month periods ending March 31, 2007 and 2006, respectively. The $36.3 million increase in operating cash flows was primarily attributable to higher operating income and net changes in working capital balances.

Net investing cash outflows were $108.7 million and $180.2 million for the six-month periods ending March 31, 2007 and 2006, respectively. Net cash outflows were primarily impacted by an $88.6 million decrease in cash outlays related to acquisitions and a $17.1 million increase in capital expenditures.

Net financing cash inflows were $21.3 million and $104.7 million for the six-month periods ending March 31, 2007 and 2006, respectively. Net cash inflows were primarily impacted by a $159.1 million decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, an $82.8 million increase in proceeds related to the issuance of Inergy common units and Inergy unit option exercises, an $8.1 million increase in distributions to non-controlling partners in Inergy, L.P., a $4.0 million increase in distributions, and a $0.1 million increase in the proceeds from the issuance of Inergy Holdings common unit option exercises.

The following table summarizes our contractual obligations as of March 31, 2007 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$1,053.6	$53.6	$130.3	$96.5	$773.2
Amount of principal and interest to be paid on other long-term obligations	10.1	2.6	7.5	—	—
Future minimum lease payments under noncancelable operating leases	19.9	6.6	7.9	2.9	2.5
Fixed price purchase commitments	205.5	203.6	1.9	—	—
Standby letters of credit	39.0	35.8	3.0	0.2	—
Purchase commitments of identified growth projects (b)	34.1	34.1	—	—	—

(a)	$156.0 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 7.07% and 8.50% at March 31, 2007. These rates have been applied for each period presented in the table.
(b)	Identified growth projects related to the Stagecoach and West Coast NGL midstream assets.

We believe that anticipated cash from operations and borrowing capacity under our credit facility and Inergy’s credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital.

Description of Credit Facilities

Inergy Holdings, L.P.

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 7.07% at March 31, 2007, for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unit holders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 7.07% and 8.50% at March 31, 2007. At March 31, 2007, there were no borrowings outstanding under the Credit Agreement. On October 1, 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowings available through the utilization of the Acquisition Facility from $75 million to $125 million. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this provision of the Credit Agreement on March 30, 2007.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2007, we had floating rate obligations totaling approximately $156.0 million for amounts borrowed under credit agreements and interest rate swaps, which convert fixed rate debt associated with the same amount of principal of the senior unsecured notes due 2014 to floating rate debt, with aggregate notional amounts of $125 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2007 levels, our interest expense would change by a total of approximately $1.6 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2007 and 2006 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at March 31, 2007 and September 30, 2006 (in millions):

	March 31, 2007		September 30, 2006
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	4.7	4.7	8.0	7.5
Natural gas (MMBTU’s)	1.1	1.1	5.5	5.4

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2007 and September 30, 2006 was assets of $31.5 million and $46.2 million, respectively, and liabilities of $25.8 million and $49.0 million, respectively. All intercompany transactions have been appropriately eliminated.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to Inergy’s risk management activities for the six months ended March 31, 2007 and 2006 where settlement has not yet occurred (in millions):

	Six Months Ended March 31,
	2007	2006
Net fair value gain (loss) of contracts outstanding at beginning of period	$(2.8)	$8.8
Net change in physical exchange contracts	(1.7)	(1.7)
Initial recorded value of new contracts entered into during the period	1.4	—
Change in fair value of contracts attributable to market movement during the period	21.1	(3.5)
Realized gains	(12.3)	(3.2)

Net fair value of contracts outstanding at end of period	$5.7	$0.4

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

Of the outstanding fair value as of March 31, 2007, all contracts had a maturity of twenty-one months or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a change of approximately $0.2 million in the market value of the contracts as there were approximately 1.9 million gallons of net unbalanced positions at March 31, 2007.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level. There have been no changes in our internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements of this Form 10Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

The risk factors presented below should be considered in addition to the risk factors disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Inergy has adopted certain valuation methodologies and monthly conventions that may result in a shift of income, gain, loss and deduction between us and the public unitholders of Inergy. The IRS may challenge this treatment, which could adversely affect the value of Inergy’s common units and our common units.

When we or Inergy issue additional units or engage in certain other transactions, Inergy determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of Inergy’s public unitholders and us. The adopted methodology may be viewed as understating the value of Inergy’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain Inergy public unitholders and us, which may be unfavorable to such Inergy unitholders. Moreover, subsequent purchasers of our common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to Inergy’s intangible assets and a lesser portion allocated to Inergy’s tangible assets. The IRS may challenge the adopted valuation methods, or our or Inergy’s allocation of the Section 743(b) adjustment attributable to Inergy’s tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of Inergy’s public unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders or Inergy unitholders. It also could affect the amount of gain on the sale of common units by our unitholders or Inergy’s unitholders and could have a negative impact on the value of our common units or those of Inergy or result in audit adjustments to the tax returns of our or Inergy’s unitholders without the benefit of additional deductions.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could result in a unitholder owing more tax and may adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to our unitholders. For example, we do not amortize certain goodwill assets, the value of which has been attributed to certain of our outstanding units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b). But, because we cannot identify these units once they are traded by the initial holder, we do not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders believing that they have a higher tax basis in their units than would be the case if the IRS strictly applied certain Treasury Regulations. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied certain Treasury Regulations.

The IRS may challenge the manner in which we calculate our unitholder’s basis adjustment under Section 743(b). If so, because neither we nor a unitholder can identify the units to which this issue relates once the initial holder has traded them, the IRS may assert adjustments to all unitholders selling units within the period under audit as if all unitholders owned such units.

A successful IRS challenge to this position or other positions Inergy may take could adversely affect the amount of taxable income or loss allocated to Inergy’s unitholders. It also could affect the gain from a unitholder’s sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to Inergy’s unitholders’ tax returns without the benefit of additional deductions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings, L.P.’s Registration Statement on Forms S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005).

3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005).

3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005).

31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: May 10, 2007	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)