Form 10-K
period 2007-09-30
INERGY HOLDINGS, L.P.
filed 2007-11-29
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

(816) 842-8181

(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partnership interests	The NASDAQ Global Select National Market

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

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 8,884,740 common units of the registrant held by non-affiliates computed by reference to the $48.61 closing price of such common units on November 1, 2007, was approximately $431.9 million. The aggregate market value of the 5,339,063 common units of the registrant held by non-affiliates computed by reference to the $45.52 closing price of such common units on March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $243.0 million. As of November 19, 2007, the registrant had 20,209,016 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: None.

GUIDE TO READING THIS REPORT

The following information should help you understand some of the conventions used in this report.

•	Throughout this report,

(1) when we use the terms “we,” “us,” “our company,” “Holdings,” or “Inergy Holdings, L.P.,” we are referring either to Inergy Holdings, L.P., the registrant itself, or to Inergy Holdings, L.P. and its operating subsidiaries collectively, as the context requires. The wholly owned subsidiaries of Inergy Holdings, L.P. are Inergy Partners, LLC (“Partners”), Inergy GP, LLC (“GP”), and IPCH Acquisition Corp. (“IPCHA”).

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

INERGY HOLDINGS, L.P.

PART I

Item 1. Business.

Recent Developments

On October 4, 2007, Inergy acquired the assets of Riverside Oil and Gas Company headquartered in Chestertown, New York. At the time of the acquisition, Riverside Oil and Gas delivered retail propane to approximately 3,800 customers.

On October 5, 2007, Inergy acquired the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a natural gas storage facility located in Steuben County, New York, with approximately 6.2 bcf of working gas capacity, maximum withdrawal capacity of 60 MMcf/day and maximum injection capability of 30 MMcf/day. In addition to Steuben, ASC owns the development rights to the Thomas Corners storage project (“Thomas Corners”). Thomas Corners is also located in Steuben County, and, upon completion, will have a working gas capacity of approximately 5.7 bcf and maximum withdrawal and injection capabilities of 100 MMcf/day and 50 MMcf/day, respectively. Inergy expects the Thomas Corners project to be developed and commercially operational by fall of 2009.

General

Inergy Holdings, L.P.

Our cash-generating assets consist of our partnership interests, including incentive distribution rights in Inergy, L.P. (NASDAQ: NRGY), a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. In addition to Inergy’s retail and wholesale propane business, Inergy also owns and operates a growing midstream operation including a natural gas storage facility (“Stagecoach”), a liquefied petroleum gas (“LPG”) storage facility and a natural gas liquids (“NGL”) business.

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

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane and certain midstream operations. Inergy further intends to pursue its growth objectives through acquisitions of both propane and midstream operations, internally generated expansion, and measures aimed at increasing the profitability of existing operations.

Our aggregate partnership interests in Inergy as of September 30, 2007, consist of the following:

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

The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by Inergy as certain target distribution levels are reached. They generally entitle us to receive 13.0% of all cash distributed in a quarter after each Inergy unit has received $0.33 for that quarter, 23.0% of all cash distributed after each Inergy unit has received $0.375 for that quarter and 48.0% of all cash distributed after each Inergy unit has received $0.45 for that quarter. For the quarter ended September 30, 2007, Inergy declared a distribution of $0.595 per unit, which resulted in our company receiving approximately $11.4 million in distributions comprised of approximately $2.8 million from the limited partnership units we own of Inergy, approximately $0.4 million from our 0.9% non-managing general partner interest in Inergy and approximately $8.2 million from the incentive distribution rights of Inergy.

On October 25, 2007, we declared a quarterly distribution on our common units of $0.535 per limited partner unit, or $2.14 per limited partner unit on an annualized basis.

The address of our principal executive offices is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri, 64112 and our telephone number at this location is 816-842-8181. Our common units trade on the NASDAQ Global Select National Market under the symbol “NRGP.” We electronically file certain documents with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. In addition, our SEC filings are available at no cost after the filing thereof on our website at www.inergypropane.com. Please note that any internet addresses provided in this Form 10-K are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

Inergy, L.P.

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of its initial public offering on July 31, 2001. Inergy owns and operates, principally through its operating company, Inergy Propane, LLC, a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also operates a growing midstream business that includes the Stagecoach natural gas storage facility, an LPG storage facility and an NGL business.

Inergy believes it is the fifth largest propane retailer in the United States, excluding cooperatives, based on retail propane gallons sold. For the fiscal year ended September 30, 2007, Inergy sold approximately 362.2 million gallons of propane to retail customers and sold approximately 383.9 million gallons of propane to wholesale customers. Inergy’s propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. Inergy markets its propane products under various regional brand names. As of November 1, 2007, Inergy serves approximately 700,000 retail customers in 28 states from 321 customer service centers which have an aggregate of approximately 32.2 million gallons of above-ground propane storage. In addition to its retail propane business, Inergy operates a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to its customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and Southeast.

Inergy also owns and operates a midstream operation including the following assets:

•

the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with approximately 26.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. Located 150 miles northwest of New York City, the Stagecoach facility is among the closest natural gas storage facilities to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line. The facility is fee-based and is currently 100% committed primarily with investment grade-rated companies with term contracts that have a weighted average maturity extending to August 2014.

•	an NGL business in Bakersfield, California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

•

the Bath Storage Facility, an LPG storage facility with a 1.4 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 15 – 17 rail cars per day and 15 truck transports per day.

Inergy has grown primarily through acquisitions. Since its predecessor’s inception in November 1996 through September 30, 2007, Inergy has acquired the assets and liabilities of 72 companies for an aggregate purchase price of approximately $1.5 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets and liabilities of 11 propane companies and 2 midstream companies acquired during fiscal 2007 for an aggregate purchase price, net of cash acquired, of approximately $98.9 million.

The following chart sets forth information about each business Inergy acquired during the fiscal year ended September 30, 2007, and through the date of this filing:

Acquisition Date	Company	Location
October 2006	Bath Storage Facility	Bath, NY
October 2006	Columbus Butane Company, Inc.	Columbus, MS
October 2006	Hometown Propane, Inc.	Campbell, NY
November 2006	Mideastern Oil Company, Inc.	Salisbury, MD
December 2006	Sunbelt Energy of Florida, LLC	Jacksonville, FL
December 2006	Stevens Gas Service, Inc.	Essex Junction, VT
February 2007	South Lateral Pipeline	Tioga County, NY
May 2007	F&S Oil Company	Waterbury, CT
July 2007	Brent & Selma retail propane locations	Selma, AL
August 2007	Quality Propane, Inc.	Tallahassee, FL
August 2007	Bay Cities Gas Corporation	Tampa, FL
September 2007	Prince Oil Company, Inc. (d/b/a Valley Propane)	Christiansburg, VA
September 2007	DeCock Bottled Gas & Oil Company	Escanaba, MI

Acquisitions after September 30, 2007
October 2007	Riverside Gas & Oil Company	Chestertown, NY
October 2007	Arlington Storage Company, LLC	Steuben County, NY

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

In addition to competing with alternative energy sources, Inergy competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Inergy believes that the 10 largest retailers account for approximately 40% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Inergy’s customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Inergy’s typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

The wholesale propane business is highly competitive. Inergy’s competitors in the wholesale business include producers and independent regional wholesalers. Inergy believes that its wholesale supply and distribution business provides it with a stronger regional presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions.

Midstream

Inergy owns, as part of its midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York that it acquired in August 2005. Inergy also owns a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations, and a 1.4 million barrel salt cavern liquefied petroleum gas storage facility near Bath, New York. Inergy believes these businesses complement its existing propane operations and provide it with added long-term strategic benefits.

Natural Gas Storage Business

According to the Energy Information Administration’s 2007 report Natural Gas Consumption Overview, natural gas supplies approximately 23% of U.S. energy, generating about 26.4% of electric power, supplying heat to over half of all U.S. homes and providing over 35% of all primary energy for U.S. industries. In recent years, the market for natural gas has experienced increasingly volatile prices, due in part to the following factors:

•	weather-related demand shifts;

•	infrastructure constraints;

•	trading impacts on short-term energy markets; and

•	supply, demand and other factors affecting alternative fuels.

Underground natural gas storage facilities are a critical component of the North American natural gas transmission and distribution system. They provide an essential reliability cushion against unexpected disruptions in supply, transportation or markets, and allow for the warehousing of gas to meet expected seasonal and daily variability in demand. According to the Energy Information Administration, U.S. natural gas consumption is expected to grow at a compound annual growth rate of approximately 1.0% through 2020.

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

Although there are significant barriers to entry within the natural gas storage industry, competition is robust. Competition for natural gas storage is primarily based on location, connectivity, and the ability to deliver natural gas in a timely and reliable manner. Inergy’s natural gas storage facility competes with other means of natural gas storage, including other depleted reservoir facilities, salt cavern storage facilities, and liquefied natural gas and pipelines.

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

NGL Business

In general, natural gas produced at the wellhead contains, along with methane, various NGLs. This “rich” natural gas in its raw form is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Inergy’s natural gas processing operation, located in Bakersfield, CA, separates, for the most part, the NGLs from the methane, and delivers the methane to the local natural gas pipelines. The NGLs are retained for further processing within Inergy’s fractionation facility.

NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, normal butane, isobutane, and natural gasoline. The three primary sources of mixed NGLs fractionated in the United States are (i) domestic natural gas processing plants, (ii) domestic crude oil refineries, and (iii) imports of butane and propane mixtures. The mixed NGLs delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facility are typically transported by NGL pipelines and, to a lesser extent, by railcar and truck.

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

Inergy’s NGL business encounters competition from fully integrated oil companies, and independent NGL market participants. Each of Inergy’s competitors has varying levels of financial and personnel resources, and competition generally revolves around price, service and location. The majority of Inergy’s NGL processing and fractionation activities are processing mixed NGL streams for third-party customers and to support its NGL marketing activities under fee-based arrangements. These fees (typically in cents per gallon) are subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs. Inergy’s integrated midstream energy asset system affords it flexibility in meeting customers’ needs. While many companies participate in the natural gas processing business, few have a presence in significant downstream activities such as NGL fractionation and transportation, and NGL marketing as Inergy does. Inergy’s competitive position and presence in these downstream businesses allows it to extract incremental value while offering customers enhanced services, including comprehensive service packages.

Business Strategy

Our business strategy is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights in Inergy entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in increasing cash distributions to us.

Inergy’s Business Strategy

Inergy’s primary objective is to increase distributable cash flow for its unitholders, while maintaining the highest level of commitment and service to its customers. Inergy has engaged and will continue to engage in its objectives of further growth through acquisitions both in its propane and midstream operations, internally generated expansion, and measures aimed at increasing the profitability of its existing operations.

Competitive Strengths

Inergy intends to pursue this objective by capitalizing on what it believes are its competitive strengths as follows:

Proven Acquisition Expertise

Since Inergy’s predecessor’s inception and through September 30, 2007, Inergy has acquired and successfully integrated 72 companies—68 propane companies and 4 midstream businesses. Inergy’s executive officers and key employees, who together average more than 15 years experience in the propane and midstream energy-related industries, have developed business relationships with retail propane owners and businesses as well as midstream industry participants throughout the United States. These significant industry contacts have enabled Inergy to negotiate most of its acquisitions on an exclusive basis. Inergy believes that this acquisition expertise should allow it to continue to grow through strategic and accretive acquisitions. Inergy’s acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to Inergy common unitholders on a per unit basis;

•	propane and midstream businesses in attractive market areas;

•	propane businesses with established names with reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	midstream businesses with organic growth opportunities or strategic regional enhancement; and

•	retention of key employees in acquired businesses.

Management Experience

Our senior management team has extensive experience in the propane and midstream energy industry. Our management team has a proven track record of enhancing the value of our partnership, through the acquisition, integration and optimization of the businesses we own and operate.

Flexible Financial Structure

Inergy has a $350 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. These facilities include a provision which allows us to utilize up to $200 million of combined borrowing capacity for working capital as needed during the winter heating season. Inergy believes its available capacity under these facilities combined with its ability to fund acquisitions through the issuance of additional partnership interests will provide a flexible financial structure that will facilitate its acquisition strategy.

Propane Business Strengths

Focus on High Percentage of Retail Sales to Residential Customers

Inergy’s retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended

September 30, 2007, sales to residential customers represented approximately 69% of Inergy’s retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, Inergy believes that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, Inergy owns nearly 90% of the propane tanks located at its customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of Inergy’s customer base because of the inconvenience and costs involved with switching tanks and suppliers.

Regionally Branded Operating Structure

Inergy believes that its success in maintaining customer stability and its low cost operating structure at its customer service centers results from Inergy’s decentralized operation under established, locally recognized trade names. Inergy attempts to capitalize on the reputation of the companies it acquires by retaining their local brand names and employees, thereby preserving the goodwill of the acquired business and fostering employee loyalty and customer retention. Inergy expects its local branch management to continue to manage its marketing programs, new business development, customer service and customer billing and collections. Inergy believes that its employee incentive programs encourage efficiency and allow it to control costs at the corporate and field levels.

Operations in Attractive Propane Markets

A majority of Inergy’s propane operations are concentrated in attractive propane market areas, where natural gas distribution is not cost-effective, margins are relatively stable, and tank control is relatively high. Inergy intends to pursue acquisitions in similar attractive markets.

Comprehensive Propane Logistics and Distribution Business

One of Inergy’s distinguishing strengths is its propane procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2007, Inergy delivered approximately 383.9 million gallons of propane on a wholesale basis to our various customers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. Inergy also provides transportation services to these distributors through its fleet of transport vehicles, and price risk management services to its customers through a variety of financial and other instruments. The presence of Inergy’s trucks serving its wholesale customers allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. Inergy believes its wholesale business enables it to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because Inergy sells on a wholesale basis to many residential and commercial retailers, Inergy has an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for it. Inergy believes that it will have an adequate supply of propane to support its growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps Inergy avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Midstream Business Strengths

Strategically Located Assets

Inergy’s assets are situated close to or within demand based market areas, which positions Inergy well to leverage the services it offers to its customers relative to its competitors. Inergy owns and operates natural gas storage operations approximately 200 miles northwest of New York City. These assets are among the closest natural gas storage facilities to the New York City market and have the capability of delivering gas to this market as well as other Northeast and Mid-Atlantic market centers. Inergy also owns and operates an NGL operation in

Bakersfield, California, strategically situated between the major refining centers of Los Angeles and San Francisco. Inergy believes there are opportunities to further leverage its geographic location, expand its current asset base and to enhance the platform of services it offers to its customers that will further enhance the value and profitability of these assets.

Ability to Leverage Industry Relationships

Inergy’s management team has extensive industry relationships and they have been successful in leveraging these relationships with both new and existing customers of the midstream operations into profitable opportunities to further grow Inergy’s operations.

Stable Cash Flows

Inergy’s midstream operations consist predominantly of fee-based services that generate stable cash flows. Inergy’s Stagecoach operations are 100% fee-based with a weighted average contract maturity which extends to August 2014. These contracts are with investment-grade rated customers such as large east coast utilities and major gas marketing firms. The weighted average maturity of Stagecoach contracts extends to August 2014. In addition, Inergy’s West Coast NGL operations are also primarily fee-based and have little exposure to fluctuations in commodity prices. Inergy believes that this further adds to its stable cash flow and enhances its access to the capital markets.

Operations

Inergy’s operations reflect two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

As of November 1, 2007, Inergy distributed propane to approximately 700,000 retail customers from 321 customer service centers in 28 states. Inergy markets propane primarily in rural areas, but also has a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. Inergy markets its propane primarily in the eastern half of the United States through its customer service centers using multiple regional brand names. The following table shows Inergy’s customer service centers by state:

State	Number of Customer Service Centers
Alabama	46
Arkansas	2
Connecticut	4
Florida	23
Georgia	5
Illinois	4
Indiana	22
Kentucky	1
Maine	5
Maryland	8
Massachusetts	4
Michigan	34
Mississippi	35
New Hampshire	3
New Jersey	4
New York	11
North Carolina	9
Ohio	26
Oklahoma	3
Pennsylvania	9
Rhode Island	1
South Carolina	2
Tennessee	10
Texas	26
Vermont	8
Virginia	4
West Virginia	3
Wisconsin	9

Total	321

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

During the fiscal year ended September 30, 2007, Inergy delivered approximately half of its propane volume to retail customers and half to wholesale customers. Inergy’s retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 69% to residential customers;

•	approximately 22% to industrial and commercial customers; and

•	approximately 9% to agricultural customers.

No single retail customer accounted for more than 1% of Inergy’s revenue during the fiscal year ended September 30, 2007.

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

•

the tendency of customers to remain with Inergy due to the product being delivered pursuant to a regular delivery schedule and to Inergy’s ownership of approximately 90% of the storage tanks utilized by its customers; and

•	Inergy’s ability to offset customer losses through a combination of acquisitions and to a lesser extent, sales to new customers in existing markets.

Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which Inergy operates can significantly affect the total volumes of propane it sells and the margins it realizes and, consequently, its results of operations. Inergy believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

Transportation Assets and Maintenance

Inergy’s transportation assets are operated by L&L Transportation, LLC, a wholly owned subsidiary of Inergy Propane, LLC. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2007, Inergy owned a fleet of approximately 143 tractors, 625 transports, 1,192 bobtail and rack trucks and 714 other service vehicles. In addition to supporting its retail and wholesale propane operations, Inergy’s fleet is also used to deliver butane and ammonia for third parties and to distribute natural gasoline for various processors and refiners.

Inergy owns truck fabrication and maintenance facilities located in Indiana and Ohio. Inergy also has a trucking operation located in California as part of its NGL business. Inergy believes that its ability to build and maintain the trucks it uses in its propane operations significantly reduces the costs Inergy would otherwise incur in purchasing and maintaining its fleet of trucks.

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

Wholesale Supply, Marketing and Distribution Operations

Inergy currently provides wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While its wholesale supply, marketing and distribution operations accounted for approximately 28% of total revenue, this business represented approximately 4% of Inergy’s gross profit during the fiscal year ended September 30, 2007.

Marketing and Distribution

Because of the size of its wholesale operations, one of Inergy’s distinguishing strengths is its procurement and distribution expertise and capabilities. This is partly the result of the unique background of Inergy’s management team, which has significant experience in the procurement aspects of the propane business. Inergy also offers transportation services to these distributors through its fleet of transport trucks and price risk management services to its customers through a variety of financial and other instruments. Inergy’s wholesale supply, marketing and distribution business provides Inergy with an additional income stream as well as extensive market intelligence and acquisition opportunities. In addition, these operations provide Inergy with more secure supplies and better pricing for its customer service centers. Moreover, the presence of Inergy’s trucks across the Midwest and Southeast allows it to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time.

Supply

Inergy obtains a substantial majority of its propane from domestic suppliers, with its remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2007, a majority of Inergy’s sales volume was purchased pursuant to contracts that have a term of one year; the balance of Inergy’s sales volume was purchased on the spot market. The percentage of Inergy’s contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Three suppliers, ExxonMobil Oil Corp. (13%), BP Amoco Corp. (12%) and Sunoco, Inc. (12%), accounted for approximately 37% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to Inergy’s approximate 650 storage facilities. Inergy accomplishes this by using its transports and contracting with common carriers, owner-operators and railroad tank cars. Inergy’s customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, Inergy leases underground storage facilities from third parties under annual lease agreements.

Inergy engages in risk management activities in order to reduce the effect of price volatility on its product costs and to help insure the availability of propane during periods of short supply. Inergy is currently a party to propane forward and option contracts with various third parties to purchase and sell propane at fixed prices in the future. Inergy monitors these activities through enforcement of its risk management policy.

Midstream Operations

Natural Gas Storage Operations

Stagecoach was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with approximately 26.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, the Stagecoach facility is currently connected to Tennessee Gas Pipeline Company’s 300 Line and is a significant participant in the northeast United States natural gas distribution system. On September 1, 2007, Inergy placed into full commercial service an expansion of its Stagecoach facility, which increased its working storage capacity of natural gas to approximately 26.25 bcf through the addition of approximately 13.0 bcf of storage to its existing 13.25 bcf working storage capacity. The Stagecoach facility, including the expansion storage capacity is 100% contracted with predominantly investment-grade rated customers such as large east coast utility companies and major gas marketing firms. As of September 30, 2007, the total capital invested in the Stagecoach facility including the initial acquisition and associated expansion capital was approximately $335.6 million. Stagecoach is also expected to construct a pipeline interconnect with the proposed Millennium Pipeline which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling opportunities to its shipper community.

West Coast NGL Operations

Inergy’s NGL business, located near Bakersfield, California, currently provides natural gas gathering/processing, liquids processing and fractionation, rail and truck terminal throughput, propane storage, natural gas liquids transportation, and purchase and sale of LPG purity products. The facility includes a 10,000 barrel per day NGL fractionation plant, a 25 million cubic feet per day natural gas processing plant, approximately 6 million gallons of NGL storage and state of the art rail and trucking terminals. This facility is supported by predominantly fee based contracts. Inergy has announced a significant capital expansion of this facility, including the construction of additional refrigerated NGL storage capacity and the installation of a butane isomerization unit to convert normal butane into isobutane for use by west coast refiners in gasoline blending. Inergy expects this expansion to be in commercial service by the fall of 2008.

Bath LPG Storage Facility

Inergy’s Bath LPG storage facility is a 1.4 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and approximately 60 miles from the Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading and unloading 15-17 rail cars per day and 15 truck transports per day. The facility is currently fully contracted in butane and propane storage.

For more information on Inergy’s reportable business segments, see Note 14 to the Consolidated Financial Statements.

Employees

We have no employees. However, as of November 1, 2007, Inergy had 2,880 full-time employees and 91 part-time employees. Of the 2,971 employees, 113 were general and administrative and 2,858 were operational. Of the operational employees, 153 were members of labor unions. Inergy believes that its relationship with its employees is satisfactory.

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

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate gas transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that, upon review by the FERC, are found to be unjust, unreasonable, or unduly discriminatory. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for such services are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), Inergy’s regulated subsidiary and owner of the Stagecoach facility. Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such proposed increases may ultimately be rejected by FERC. CNYOG currently holds authority from FERC to charge and collect market-based rates for services it provides at the Stagecoach facility. There can be no guarantee that CNYOG will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach facility’s operating life. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or CNYOG’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

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

Certain aspects of Inergy’s midstream operations are also subject to the Pipeline Safety Act of 2002, as amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, which provides guidelines in the area of testing, education, training and communication. In addition to pipeline integrity tests, pipeline and storage companies are required to implement a qualification program to make certain that employees are properly trained. The United States Department of Transportation has approved Inergy’s qualification program. Inergy believes that it is in substantial compliance with these requirements and has integrated appropriate aspects of the law into its Operator Qualification Program, which is in place and functioning.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gas” and including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of fuels such as propane and natural gas, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the U.S. Environmental Protection Agency or “EPA” may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which Inergy conducts business could have an adverse affect on its operations and demand for its services.

In addition, the Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security or “DHS” to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and the DHS is currently adopting an Appendix A to the interim rules that establish the chemicals of concern and their respective threshold quantities that will trigger compliance with the interim rules.

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

Our business strategy includes supporting the growth of Inergy by purchasing Inergy securities or lending funds to Inergy to provide funding for the acquisition of a business or asset or for an internal growth project. To the extent we purchase common units, the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of Inergy incentive distribution rights, which distributions increase at a faster rate than those of our other securities.

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

Furthermore, a decrease in the amount of distributions by Inergy to less than $0.45 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.375 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from Inergy would have the effect of disproportionately reducing the amount of all distributions that we receive from Inergy based on our ownership interest in the incentive distribution rights in Inergy as compared to cash distributions we receive from Inergy on our approximate 0.9% general partner interest in Inergy and our Inergy common units.

The amount of cash distributions from Inergy that we will be able to distribute to unitholders will be reduced by general and administrative expenses and debt service, and reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including debt service. We may also establish reserves for future distributions during periods of limited cash flows. In addition, we may reserve funds to meet the right of our wholly owned subsidiary, Inergy Partners, LLC, to maintain its approximate 0.9% general partner interest in Inergy by making a capital contribution to Inergy when Inergy issues additional Inergy common units.

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

Due to increased competition from alternative energy sources the propane industry is not a growth industry. In addition, as a result of long-standing customer relationships that are typical in the retail home propane industry, the inconvenience of switching tanks and suppliers and propane’s higher cost as compared to other energy sources, Inergy may have difficulty in increasing its retail customer base other than through acquisitions. Therefore, while Inergy’s operating objectives include promoting internal growth, its ability to grow will depend principally on acquisitions. Inergy’s future financial performance depends on its ability to continue to make acquisitions at attractive prices. We cannot assure our unitholders that Inergy will be able to continue to identify attractive acquisition candidates in the future or that it will be able to acquire businesses on economically acceptable terms. In particular, competition for acquisitions in the propane business has intensified and become more costly. Inergy may not be able to grow as rapidly as it expects through its acquisition of additional businesses for various reasons, including the following:

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

As of September 30, 2007, Inergy had approximately $710 million of total outstanding indebtedness. Inergy’s leverage, various limitations in its credit facility, other restrictions governing its indebtedness and the indentures governing Inergy’s senior notes may reduce its ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Inergy’s operations are subject to stringent environmental laws and regulations of federal, state, and local authorities. Such environmental laws and regulations impose numerous obligations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable laws, and restrictions on the generation, handling, treatment, storage, disposal, and transportation of certain materials and wastes. Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting Inergy’s activities. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. In the course of Inergy’s operations, materials or wastes may have been spilled or released from properties owned or leased by Inergy or on or under other locations where these materials or wastes have been taken for disposal. In addition, many of the properties owned or leased by Inergy were previously operated by third parties whose management, disposal, or release of materials and wastes was not under Inergy’s control. Accordingly, Inergy may be liable for the costs of cleaning up or remediating contamination arising out of its operations or as a result of activities by others who previously occupied or operated on properties now owned or leased by Inergy. It is also possible that adoption of stricter environmental laws and regulations or more stringent interpretation of existing environmental laws and regulations in the future could result in additional costs or liabilities to Inergy as well as the industry in general.

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

Inergy has completed the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent registered public accounting firm on its controls over financial reporting. If, in the future, Inergy fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause Inergy to incur substantial expenditures of management time and financial resources to identify and correct any such failure.

Risks Related to Inergy’s Propane Operations

Since weather conditions may adversely affect the demand for propane, Inergy’s financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

Weather conditions have a significant impact on the demand for propane because Inergy’s customers depend on propane principally for heating purposes. As a result, warm weather conditions will adversely impact Inergy’s operating results and financial condition. Actual weather conditions can substantially change from one year to the next. Furthermore, warmer than normal temperatures in one or more regions in which Inergy operates can significantly decrease the total volume of propane it sells. Consequently, Inergy’s operating results may vary significantly due to actual changes in temperature. During seven of the last ten fiscal years temperatures were significantly warmer than normal in Inergy’s areas of operation (based on the 30-year average consisting of years

1976 through 2005 published by the National Oceanic and Atmospheric Administration). We believe that Inergy’s results of operations during these periods were adversely affected as a result of this warm weather.

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

Most of Inergy’s total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Three of Inergy’s suppliers, ExxonMobil Oil Corp. (13%), Amoco Corp. (12%) and Sunoco, Inc. (12%), accounted for approximately 37% of propane purchases during the fiscal year ended September 30, 2007. In the event that Inergy is unable to purchase propane from its significant suppliers, Inergy’s failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt its ability to satisfy customer demand, reduce its revenues and adversely affect its results of operations.

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

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate Inergy’s natural gas facilities that provide natural gas pipeline transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that, upon review by FERC, are found to be unjust and unreasonable or unduly discriminatory. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for interstate services provided by Steuben are found in Steuben’s FERC-approved tariff. The rates and terms and conditions for interstate services provided by Stagecoach are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), Inergy’s regulated subsidiary and owner of the Stagecoach facility.

Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such increases may ultimately be rejected by FERC. CNYOG currently holds authority from FERC to charge and collect market-based rates for services it provides at the Stagecoach facility. There can be no guarantee that CNYOG will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach facility’s operating life. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or CNYOG’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

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

Inergy’s Stagecoach natural gas storage business depends on the Tennessee Gas Pipeline Company’s 300-Line, currently the only pipeline to which it is interconnected. This pipeline is owned by parties not affiliated with Inergy. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on Inergy’s ability, and the ability of Inergy’s customers, to transport natural gas to and from Inergy’s facilities and have a corresponding material adverse effect on Inergy’s storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from Inergy’s facilities affect the utilization and value of our storage services. Significant changes in the rates charged by these pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on Inergy’s storage revenues.

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

Inergy competes with other natural gas storage companies and services that can substitute for storage services.

Inergy’s principal competitors in its natural gas storage market include other storage providers including among others Dominion Resources, Inc., NiSource Inc., and El Paso Corporation. These major natural gas transmission companies have existing storage facilities connected to their systems that compete with certain of Inergy’s facilities. FERC has adopted policy that favors authorization of new storage projects, and there are numerous natural gas storage options in the New York/Pennsylvania geographic market. Pending and future construction projects, if and when brought on line, may also compete with the Stagecoach facility. Such projects may include FERC-certificated storage expansions and greenfield construction projects. Inergy also competes with the numerous alternatives to storage available to customers, including pipeline balancing/no-notice services, seasonal/swing services provided by pipelines and marketers, and on-system LNG facilities.

Expanding Inergy’s business by constructing new midstream assets subjects Inergy to risks.

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

We own 4,706,689 Inergy common units, all of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. We therefore face restrictions on the volume of Inergy common units we can sell in any three-month period. In addition, our investment in Inergy’s general partners and our ability to sell such interests is limited because there is no market for them.

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

The president and chief executive officer of both our general partner and Inergy’s managing general partner owns an economic interest of 56.4% in our general partner and has voting control of our general partner. He therefore controls our general partner and through it, the managing general partner of Inergy and may be able to influence unitholder votes. Control over these entities gives our president and chief executive officer substantial control over our and Inergy’s business and operations.

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

Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3 % of the outstanding units voting together as a single class. Because affiliates of our general partner own more than one-third of our outstanding units, our general partner currently cannot be removed without the consent of our general partner and its affiliates.

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

We currently manage Inergy through Inergy GP, LLC, Inergy’s managing general partner and our wholly owned subsidiary. Inergy’s partnership agreement, however, gives unitholders of Inergy the right to remove the managing general partner of Inergy upon the affirmative vote of holders of 66 2 / 3 % of Inergy’s outstanding units. If Inergy GP, LLC were removed as managing general partner of Inergy, Inergy Partners, LLC, Inergy’s non-managing general partner and our wholly owned subsidiary, would receive cash or common units in exchange for it’s approximate 0.9% general partner interest and Inergy GP, LLC would lose its ability to manage Inergy. While the common units or cash we would receive are intended under the terms of Inergy’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest had we retained it.

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

Our general partner may cause us to issue an unlimited number of limited partner interests of any type, on terms and conditions established by our general partner, without unitholder approval. Such issuances may occur in connection with acquisitions or capital improvements by us or by Inergy or as a result of grants made under our Long Term Incentive Plan.

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

Our general partner owns a non-economic general partner interest in us and certain officers and directors of our general partner and certain officers and directors of the managing general partner of Inergy own an approximate 56.04% limited partner interest in us. In addition, certain officers of our general partner and certain officers and directors of the managing general partner of Inergy own approximately 78.73% of our general partner.

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

Tax Risks to Our Common Unitholders

The tax treatment of publicly traded partnerships is subject to potential legislative, judicial or administrative changes. If we or Inergy were treated as a corporation for federal income tax purposes, or if legislation is passed that may preclude us from qualifying for treatment as a partnership, or if we or Inergy were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

If we or Inergy were treated as a corporation for federal income tax purposes, we or Inergy would pay federal income tax on our taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow and distributions to our unitholders, likely causing a substantial reduction in the value of our units.

Current law may change, causing us or Inergy to be treated as a corporation for federal income tax purposes or otherwise subjecting us or Inergy to entity level taxation. In response to recent public offerings of interests of private equity funds and hedge funds, Congress is considering changes to Internal Revenue Code section 7704(d) (definition of qualifying income). We are unable to predict whether legislation will be enacted or have any impact on us.

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

The IRS may adopt positions that differ from the positions we or Inergy take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we or Inergy take. A court may disagree with some or all of the positions we or Inergy take. Any contest with the IRS may materially and adversely impact the market for our common units or Inergy units and the price at which they trade. In addition, the cost of any contest between Inergy and the IRS will result in a reduction in cash available for distribution to Inergy unitholders and thus indirectly by us, as a unitholder and as the owner of the general partners of Inergy. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Our unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from the taxation of their share of our taxable income.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

Under the terms of our Partnership Agreement, we prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under Treasury Regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any properties. However, as of November 1, 2007, Inergy owned 219 of its 321 retail propane customer service centers and leased the remaining centers. For more information concerning the location of Inergy’s customer service centers, see “Retail Propane” under Item 1. Inergy leases its Kansas City, Missouri headquarters. Inergy leases underground storage facilities with an aggregate capacity of approximately 52.2 million gallons of propane at nine locations under annual lease agreements. Inergy also leases capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to Inergy’s retail propane operations and customer retention. As of September 30, 2007, Inergy owned the following:

•	approximately 1,300 bulk storage tanks at approximately 650 locations with typical capacities of 12,000 to 30,000 gallons,

•	approximately 630,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons, and

•	approximately 155,000 portable propane cylinders with typical capacities of up to 35 gallons.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities.

Since June 21, 2005 our common units representing limited partner interests have been traded on NASDAQ’s Global Select National Market under the symbol “NRGP.” The following table sets forth the range of high and low bid prices of the common units, as reported by NASDAQ, as well as the amount of cash distributions declared per common unit for the periods indicated.

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2007:
September 30, 2007	$41.84	$53.75	$0.535
June 30, 2007	45.50	56.09	0.510
March 31, 2007	38.35	46.28	0.480
December 31, 2006	32.80	41.88	0.400

Fiscal 2006:
September 30, 2006	$30.15	$34.89	$0.375
June 30, 2006	30.35	35.90	0.350
March 31, 2006	33.00	37.10	0.320
December 31, 2005	33.00	37.94	0.290

Fiscal 2005:
September 30, 2005	$27.00	$35.00	$0.270
June 30, 2005(a)	27.00	31.25	0.015

(a)	Cash distribution per unit for the quarter ended June 30, 2005 was prorated for the number of days we were public.

As of November 19, 2007, we had issued and outstanding 20,209,016 common units, which were held by approximately 2,386 unitholders of record.

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

plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under Inergy’s working capital facility and in all cases are used solely for working capital purposes or to pay distributions to partners. The full definition of available cash is set forth in our partnership agreement, which is incorporated by reference herein as an exhibit to this report. For a discussion of restrictions on our ability to distribute cash, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

There is no guarantee that we will pay a quarterly distribution on our common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Description of Credit Facilities” under Item 7 and Note 6 to our Consolidated Financial Statements.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	670,000	24.90	1,320,984

Total	670,000	$24.90	1,320,984

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data for Inergy Holdings, L.P., in each case for the periods and as of the dates indicated. The selected historical consolidated financial data as of and for the years ended September 30, 2007, 2006, 2005, 2004 and 2003 are derived from our audited financial statements. These financial statements include the results of operations of Inergy’s acquisitions from the effective date of the respective acquisitions.

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

	Years Ended September 30,
	2007	2006	2005		2004		2003
	(in millions, except per unit data)
Statement of Operations Data:
Revenues	$1,483.1	$1,390.2	$1,051.9		$483.2		$363.7
Cost of product sold (excluding depreciation and amortization as shown below)	1,021.7	990.4	724.2		359.1		267.0

Gross profit	461.4	399.8	327.7		124.1		96.7
Expenses:
Operating and administrative	253.0	249.5	197.6		81.3		59.5
Depreciation and amortization	83.4	76.8	50.4		21.1		13.8
Loss on disposal of assets	8.0	11.5	0.7		0.2		0.1

Operating income	117.0	62.0	79.0		21.5		23.3
Other income (expense):
Interest expense, net	(54.4)	(55.8)	(36.1)		(7.9)		(9.9)
Interest expense related to write-off of deferred financing costs	—	—	(7.6	)(b)	(1.2	)(c)	—
Interest expense related to make whole premium charge	—	—	—		(18.0	)(c)	—
Interest income related to swap value received	—	—	—		1.0	(c)	—
Other income	1.9	0.8	0.3		0.1		0.1

Income (loss) before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P	64.5	7.0	35.6		(4.5)		13.5
Gain on issuance of units in Inergy, L.P. (Note 9)	80.6	—	—		—		—
Provision for income taxes	(6.5)	(0.6)	(0.5)		(0.2)		(0.5)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(36.0)	8.0	(26.8)		4.8		(10.0)

Net income	$102.6	$14.4	$8.3		$0.1		$3.0

Net income applicable to limited partners’ units	$102.6	$14.4	$8.3		$0.1		$3.0

Net income per limited partner unit:
Basic	$5.13	$0.72	$0.49		$0.01		$0.24
Diluted	$5.06	$0.71	$0.48		$0.00		$0.19
Weighted average limited partners’ units outstanding (in thousands):
Basic	20,003	20,000	17,140		12,550		12,373
Diluted	20,258	20,167	17,186		16,090		16,090
Balance Sheet Data (end of period):
Net property, plant and equipment	$820.7	$723.5	$732.0		$215.3		$157.2
Total assets	1,763.4	1,646.8	1,510.3		511.7		373.4
Total debt, including current portion	742.2	690.0	587.8		153.3		131.1
Partners’ capital (deficiency)(a)	50.9	(18.7)	(6.7)		(34.8)		2.2

Other Financial Data:
Net cash provided by operating activities	163.5	99.9	84.1		30.9		33.6
Net cash used in investing activities	(187.8)	(210.9)	(840.7)		(97.6)		(34.2)
Net cash provided by financing activities	20.1	113.5	763.8		63.1		4.2

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

General

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P., a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also owns the Stagecoach natural gas storage facility in Tioga County, New York, an NGL business in Bakersfield, California and an LPG storage facility near Bath, New York. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2007, Inergy has acquired 72 propane companies and 4 midstream businesses, for an aggregate purchase price of approximately $1.5 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests as of September 30, 2007, in Inergy consist of the following:

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

In determining actual and normal weather for a given period of time, Inergy compares the actual number of heating degree days for such period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of its regions. When Inergy discusses “normal” weather in its results of operations presented below, Inergy is referring to a 30-year average consisting of the years 1977 through 2007. Inergy then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, Inergy calculates a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to its customers and has historically maintained or increased its gross margin per gallon in periods of rising costs. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The price of crude oil has maintained historically high costs in 2006 and 2007, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. We expect the historical high cost of crude oil to remain so for the foreseeable future and accordingly expect both our propane costs and our selling prices to remain at higher levels. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to Inergy’s other retail customers.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent the consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the consolidated statements of operations:

•

Our recognition of gain on issuance of units in Inergy. In accordance with Staff Accounting Bulletin No. 51, in certain circumstances, we can recognize an increase in the value of our investment in Inergy when Inergy issues additional common units to third parties at a unit price that exceeds the current carrying value of our investment in Inergy common units. This gain recognition, however, is not permitted if Inergy sells a class of equity securities that has distribution rights over any other class of equity interests. Since Inergy had both subordinated and special units, we could not recognize the gains until these units converted to common units, and as such, we had previously reflected these deferred gains from issuance of Inergy common units as a minority interest in our financial statements. As of April 25, 2007, all subordinated and special units had converted to common units, resulting in our recognition of all previously deferred gains during the quarter ended June 30, 2007. On a prospective basis, this gain will be recognized as income in the period in which the sale to third parties occurs. Historically, Inergy has grown through acquisitions funded in part through the issuance of equity. Because we expect Inergy’s acquisition and related financing activity to continue for the foreseeable future, it is likely that we will continue to recognize gains as a result of future equity issuances by Inergy.

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by IPCH Acquisition Corp., a wholly owned subsidiary of the Company.

•

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the cash flows distributed on Inergy limited partner units that are not directly or indirectly owned by us. At September 30, 2007, we owned an approximate 9.4% limited partner interest in Inergy together with a 0.9% non-managing general partner interest; and the non-affiliated unitholders owned an 89.7% limited partner interest in Inergy.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2007 and 2006, respectively (in millions):

	Year Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Revenue	$1,483.1	$1,390.2	92.9	6.7%
Cost of product sold	1,021.7	990.4	31.3	3.2

Gross profit	461.4	399.8	61.6	15.4
Operating and administrative expenses	253.0	249.5	3.5	1.4
Depreciation and amortization	83.4	76.8	6.6	8.6
Loss on disposal of assets	8.0	11.5	(3.5)	(30.4)

Operating income	117.0	62.0	55.0	88.7
Interest expense, net	(54.4)	(55.8)	1.4	2.5
Other income	1.9	0.8	1.1	137.5

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy	64.5	7.0	57.5	821.4
Gain on issuance of units in Inergy	80.6	—	80.6	100.0
Provision for income taxes	(6.5)	(0.6)	(5.9)	(983.3)
Interest of non-controlling partners in Inergy’s net (income) loss	(36.0)	8.0	(44.0)	(550.0)

Net income	$102.6	$14.4	88.2	612.5%

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2007 and 2006, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2007	2006	In Dollars	Percent	2007	2006	In Units	Percent
Retail propane	$733.2	$701.1	$32.1	4.6%	362.2	360.3	1.9	0.5%
Wholesale propane	417.2	371.2	46.0	12.4	383.9	365.3	18.6	5.1
Other retail	168.8	164.8	4.0	2.4	—	—	—	—
Storage, fractionation and midstream	163.9	153.1	10.8	7.1	—	—	—	—

Total	$1,483.1	$1,390.2	$92.9	6.7%	746.1	725.6	20.5	2.8%

Volume. During fiscal 2007, Inergy sold 362.2 million retail gallons of propane compared to 360.3 million retail gallons of propane during fiscal 2006. This 1.9 million gallon net increase was driven by retail propane acquisitions, which contributed an increase of approximately 19.7 million retail gallons during fiscal 2007, partially offset by a 17.8 million gallon decline in comparable sales volumes. The 17.8 million decrease in comparable retail gallons sold was due to several factors, including lower volumes resulting from the sale of certain branches during the fourth quarter of fiscal year 2006, expected volume losses from recent acquisitions and customer conservation arising from the increasing cost of propane. These factors that resulted in a decrease in comparable sales were partially offset by higher volumes related to the colder weather experienced during fiscal 2007. Although it was 7% warmer than normal during fiscal 2007, it was approximately 3% colder than fiscal 2006.

Wholesale gallons delivered increased 18.6 million gallons, or 5.1%, to 383.9 million gallons in fiscal 2007 from 365.3 million gallons in fiscal 2006. The increase was primarily attributable to increased sales volumes to new customers and increased sales volumes to existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 30.2 million gallons, or 18.9%, to 190.3 million gallons in fiscal 2007 from 160.1 million gallons in fiscal 2006. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in fiscal 2007. Stagecoach had 13.25 bcf of working gas storage capacity for the first six months in fiscal 2007, 17.45 bcf of working gas storage capacity for the following five months and 26.25 bcf of working gas storage capacity during September 2007. Stagecoach had 13.25 bcf of working gas storage capacity throughout fiscal 2006. Stagecoach’s storage services were 100% contracted during each of the periods noted above.

Revenues. Revenues in fiscal 2007 were $1,483.1 million, an increase of approximately $92.9 million, or 6.7% from $1,390.2 million in fiscal 2006.

Revenues from retail propane sales were $733.2 million for the year ended September 30, 2007, an increase of $32.1 million, or 4.6%, compared to $701.1 million for the year ended September 30, 2006. These higher retail propane revenues were primarily the result of $39.0 million of acquisition-related sales and an increase of $27.7 million related to the higher average selling price of propane. Partially offsetting these increases in retail propane revenue was a $34.6 million decline resulting from lower volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $417.2 million in fiscal 2007, an increase of $46.0 million or 12.4%, from $371.2 million in fiscal 2006. Approximately $27.1 million of this increase was attributable to the higher sales price of propane and the remaining $18.9 million attributable to higher sales volumes to new and existing customers. The higher selling price in our wholesale division in 2007 compared to 2006 is the result of the higher cost of propane.

Revenues from other retail sales, primarily distillates, service, rental, appliance sales and transportation services, were $168.8 million in fiscal 2007, an increase of $4.0 million, or 2.4% from $164.8 million in fiscal 2006. This increase was primarily related to $4.2 million of acquisition-related sales and a $2.1 million increase in transportation sales. These increases were partially offset by a $2.3 million decline related to other products and services, primarily appliances and rental sales.

Revenues from storage, fractionation and other midstream activities were $163.9 million in fiscal 2007, an increase of $10.8 million or 7.1% from $153.1 million in fiscal 2006. Approximately $13.9 million of this increase was due to the acquisition of the Bath LPG Storage Facility, the Stagecoach Phase II expansion placed into partial service in April 2007 and full service in September 2007, and increased contractual rates on the Stagecoach Storage Facility. In addition, revenues from our West Coast NGL operations were $4.4 million higher as a result of increased transportation and processing activities. Partially offsetting the above increases was a net $7.5 million decline in revenues due to expected changes in the variety of natural gas liquid products sold.

Cost of Product Sold. Retail propane cost of product sold was $419.3 million for the year ended September 30, 2007, a $1.1 million decrease as compared to $420.4 million for the year ended September 30, 2006. Retail propane cost of goods sold includes a $0.6 million non-cash gain and a $20.0 million non-cash charge for fiscal 2007 and 2006, respectively, arising from derivative contracts associated with retail propane fixed price contracts. Excluding the impact of these non-cash items, retail propane cost of goods sold increased approximately $19.5 million during fiscal 2007 as compared to fiscal 2006. This $19.5 million increase was driven by higher costs of $23.2 million associated with acquisitions and an increase of $16.0 million resulting from an approximate 4% higher average per gallon cost of propane. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by $19.7 million.

Wholesale propane cost of product sold in fiscal 2007 was $400.7 million, an increase of $41.4 million or 11.5%, from wholesale cost of product sold of $359.3 million in 2006. Contributing to these higher costs was an approximate $23.1 million increase due to the higher average cost of propane and the remaining $18.3 million due to higher volumes sold to new and existing customers.

Other retail cost of product sold was $100.0 million for the year ended September 30, 2007, an increase of $0.4 million from $99.6 million for the year ended September 30, 2006. This increase was primarily due to cost of goods sold related to acquisitions of $0.9 million and a $1.5 million increase in transportation costs, partially offset by a $2.0 million decline in costs for other products and services, primarily appliances sales.

Storage, fractionation and other midstream cost of product sold was $101.7 million, a decrease of $9.4 million, or 8.5%, from $111.1 million in fiscal 2006. Of this $9.4 million decrease, $9.1 million was related to the lower cost of product sold associated with the expected changes in variety of natural gas liquid product sold. Additionally, a $1.9 million decrease was primarily attributable to lower transportation expense associated with the acquisition of the Stagecoach South Lateral. These decreases were partially offset by a $1.6 million increase from increased transportation and processing activities from our West Coast NGL operations.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $66.0 million and $62.4 million in 2007 and 2006, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $30.8 million and $30.7 million in 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $313.9 million in fiscal 2007 compared to $280.7 million in fiscal 2006. This $33.2 million, or 11.8%, increase was attributable to several factors, including a $15.8 million increase due to acquisitions and an $11.7 million increase related to a higher cash margin per gallon. The increase in cash margin per gallon was primarily the result of our ability to raise selling prices in certain markets in excess of the increased cost of propane. Also contributing to higher gross profit was the $20.6 million decrease in cost of product sold relating to the change in non-cash charges from derivative contracts associated with retail fixed price sales contracts. These factors that contributed to a higher gross profit were partially offset by a decline in retail gallon sales at existing locations as discussed above, resulting in a decrease in gross profit of $14.9 million.

Wholesale propane gross profit was $16.5 million in fiscal 2007 compared to $11.9 million in fiscal 2006, an increase of $4.6 million or 38.7%. Approximately $4.0 million of this increase was the result of a higher margin per gallon from our existing business and the remaining $0.6 million due to increased wholesale volumes from our new and existing business. The improved margin per gallon is primarily the result of a higher average selling price in excess of our increased cost of propane.

Other retail gross profit was $68.8 million for the year ended September 30, 2007 compared to $65.2 million for the year ended September 30, 2006. This $3.6 million, or 5.5%, increase was due primarily to acquisitions and higher transportation, distillate and rental sales, which together resulted in an increase to other retail gross profit of approximately $6.2 million. These increases were partially offset by a combined decrease in gross profit for appliance sales and other retail services of approximately $2.6 million.

Storage, fractionation and other midstream gross profit was $62.2 million in fiscal 2007 compared to $42.0 million in fiscal 2006, an increase of $20.2 million, or 48.1%. Approximately $15.8 million of this increase was due to the acquisition of the Bath LPG Storage Facility, the Stagecoach Phase II expansion placed into partial service in April 2007 and full service in September 2007, and increased contractual rates on the Stagecoach Storage Facility. Additionally, $4.4 million relates to increases in transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $253.0 million in fiscal 2007 compared to $249.5 million in fiscal 2006. This $3.5 million increase in operating expenses was primarily the result of higher expenses of approximately $11.5 million arising from acquisitions, partially offset by lower expenses of approximately $5.7 million due to integration efficiencies and lower variable expenses as a result of lesser volumes sold at existing locations. Also partially offsetting the increase was a one-time charge in 2006 of $2.3 million for long-term incentive compensation related to the conversion of Inergy’s subordinated units to common units.

Depreciation and Amortization. Depreciation and amortization increased to $83.4 million in fiscal 2007 from $76.8 million in fiscal 2006, with the change primarily a result of acquisitions and the expansion of our midstream segment.

Loss on Disposal of Assets. Loss on sale of assets decreased to $8.0 million in fiscal 2007 compared to $11.5 million in fiscal 2006. The losses recognized in fiscal 2007 and 2006 include unrealized losses of approximately $6.2 million and $6.6 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had realized losses in fiscal 2007 and 2006 of approximately $1.8 million and $4.9 million, respectively. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. These assets were identified primarily as a result of the integration of the larger retail propane acquisitions closed since November 2004 as Inergy focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense. Interest expense decreased to $54.4 million in fiscal 2007 compared to $55.8 million in fiscal 2006. This $1.4 million decline resulted from $15.4 million in lower average debt outstanding and more capitalized interest during fiscal 2007 partially offset by a higher overall average interest rate in 2007 (7.71%) compared to 2006 (7.36%). During fiscal 2007 and 2006, we capitalized $3.1 million and $0.4 million, respectively, of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital—Capital Resource Activities.”

Gain on Issuance of Units in Inergy. As discussed above, during the quarter ended June 30, 2007, we recognized all previously deferred gains resulting from issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value. As such, a gain of approximately $80.6 million was recognized during fiscal 2007, and no such gain was recorded in fiscal 2006.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries and certain state taxes related to Inergy that have been classified as income taxes in the accompanying consolidated financial statements, due to the nature of the tax. The provision for income taxes increased to $6.5 million in the year ended September 30, 2007 from $0.6 million in 2006. The provision for income taxes of $6.5 million in the year ended September 30, 2007 is composed of $1.7 million of current income tax expense together with $4.8 million of deferred income tax expense. The 2006 provision for income taxes of $0.6 million is composed of $1.9 million of current income tax expense and a deferred income tax benefit of $1.3 million.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded expense of $36.0 million in the year ended September 30, 2007, as compared to income of $8.0 million in 2006 associated with the interests of non-controlling partners in Inergy. The $44.0 million change resulted primarily from a $57.2 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $9.1 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, together with an approximate $4.1 million increase in other related income from minority interests in Inergy.

Net Income. Net income increased to $102.6 million for the year ended September 30, 2007 from $14.4 million in 2006. The $88.2 million increase in net income was primarily attributable to the gain recognition of $80.6 million on the issuance of Inergy units together with a higher gross profit at Inergy in fiscal 2007. Partially offsetting these increases in net income was the decrease in income related to the interest of non-controlling partners in Inergy’s net income, as well as increases in operating and administrative expenses and depreciation and amortization.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

The following table summarizes the consolidated income statement components for the fiscal years ending September 30, 2006 and 2005, respectively (in millions):

	Year Ended September 30,		Change
	2006	2005	In Dollars	Percentage
Revenue	$1,390.2	$1,051.9	$338.3	32.2%
Cost of product sold	990.4	724.2	266.2	36.8

Gross profit	399.8	327.7	72.1	22.0
Operating and administrative expenses	249.5	197.6	51.9	26.3
Depreciation and amortization	76.8	50.4	26.4	52.4
Loss on disposal of assets	11.5	0.7	10.8	*

Operating income	62.0	79.0	(17.0)	(21.5)
Interest expense, net	(55.8)	(36.1)	(19.7)	(54.6)
Write-off of deferred financing cost	—	(7.6)	7.6	100.0
Other income	0.8	0.3	0.5	166.7

Income before income taxes and interest of non-controlling partners in Inergy	7.0	35.6	(28.6)	(80.3)
Provision for income taxes	(0.6)	(0.5)	(0.1)	(20.0)
Interest of non-controlling partners in Inergy’s net (income) loss	8.0	(26.8)	34.8	129.9

Net income	$14.4	$8.3	$6.1	73.5%

*	Not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ending September 30, 2006 and 2005, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2006	2005	In Dollars	Percent	2006	2005	In Units	Percent
Retail propane	$701.1	$526.5	$174.6	33.2%	360.3	318.4	41.9	13.2%
Wholesale propane	371.2	325.1	46.1	14.2	365.3	391.3	(26.0)	(6.6)
Other retail	164.8	123.3	41.5	33.7	—	—	—	—
Storage, fractionation and midstream	153.1	77.0	76.1	98.8	—	—	—	—

Total	$1,390.2	$1,051.9	$338.3	32.2%	725.6	709.7	15.9	2.2%

Volume. During fiscal 2006, Inergy sold 360.3 million retail gallons of propane, an increase of 41.9 million gallons, or 13.2%, from the 318.4 million retail gallons sold in fiscal 2005. The increase in retail sales volume was principally due to the retail propane acquisitions, which combined resulted in a 99.9 million gallon increase. This increase was partially offset by an approximate 58.0 million gallon decline in comparable sales. We believe this is due primarily to a combination of warmer weather and conservation by our customers due to an approximate 19.4% higher propane cost per gallon in our retail operations in 2006 (excluding the $20.0 million non-cash loss on derivative contracts discussed below) to $1.11 per gallon compared with $0.93 per gallon in 2005 (excluding the $19.4 million non-cash gain on derivative contracts). Our retail gallon sales will not fluctuate from year to year on a linear basis with the change in weather in our areas of operations. Reasons for this include comparability of geographic areas in which we operate and varying uses of propane (i.e. space heating, cooking and other applications), among others. Although the weather was approximately 6% warmer in fiscal 2006 as compared to fiscal 2005 (and approximately 10% warmer than normal) in our retail areas of operations, we experienced erratic weather during the winter months of fiscal 2006 including the months of December 2005 and January 2006, which were approximately 9% colder and 26% warmer, respectively, than the previous year’s winter, while the month of March 2006 was 16% warmer than the month of March 2005.

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

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 10.2 million gallons, or 6.8%, to 160.1 million gallons in fiscal 2006 from 149.9 million gallons in fiscal 2005. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in fiscal 2006. Stagecoach had 13.25 bcf of working gas storage capacity in fiscal 2006 and 2005 which was 100% contracted on average in fiscal 2006 and 85% contracted on average from the date of acquisition (August 9, 2005) to September 30, 2005.

Revenues. Revenues in fiscal 2006 were $1,390.2 million, an increase of approximately $338.3 million, or 32.2% from $1,051.9 million in fiscal 2005.

Revenues from retail propane sales were $701.1 million in fiscal 2006, an increase of $174.6 million, or 33.2%, from $526.5 million in fiscal 2005. This increase was primarily the result of $189.2 million of sales related to acquisitions together with an increase of approximately $92.9 million due to higher selling prices of propane due to the higher cost of propane in 2006. These increases were partially offset by a $107.5 million decline in revenues as a result of lower retail volume sales at our existing locations.

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

Revenues from other retail sales, primarily service, appliance, transportation and distillates, were $164.8 million in fiscal 2006, an increase of $41.5 million or 33.7% from $123.3 million in fiscal 2005. This increase was primarily due to acquisitions, which contributed approximately $38.5 million of this increase.

Revenues from storage, fractionation and other midstream activities were $153.1 million in fiscal 2006, an increase of $76.1 million or 98.8% from $77.0 million in fiscal 2005. Approximately $37.8 million of this increase was due to increased volumes and sales price of natural gas liquids at our West Coast NGL operations, approximately $36.0 million of this increase was due to the August 2005 acquisition of the Stagecoach natural gas storage facility and approximately $2.3 million of the increase was due to other changes in Stagecoach revenues and other changes at our West Coast NGL operations related to fractionation, transportation and terminaling revenues.

Cost of Product Sold. Retail propane cost of product sold in fiscal 2006 was $420.4 million, an increase of $145.8 million or 53.1%, from $274.6 million in fiscal 2005. Approximately $79.2 million of this increase was attributable to the approximate 19.4% per gallon higher average cost of propane in our retail division. Retail propane product costs included a non-cash derivative charge of $20.0 million in 2006 related to fixed price retail propane contracts whereas 2005 retail propane product cost was net of a $19.4 million non-cash derivative gain on those contracts. A net additional increase of approximately $111.3 million of retail propane product cost is a result of retail propane acquisition-related volume offset by a $64.7 million decrease due to lower volumes from existing locations.

Wholesale propane cost of product sold in fiscal 2006 was $359.3 million, an increase of $40.5 million or 12.7%, from wholesale cost of product sold of $318.8 million in 2005. Contributing to these higher costs was an approximate $66.1 million increase due to the higher average cost of propane and an approximate $7.1 million increase was a result of acquisition-related volume. These increases were partially offset by a $32.7 million decline due to lower volumes sold in our wholesale propane areas of operations.

Other cost of product was $99.6 million, an increase of $27.8 million, from other retail cost of product of $71.8 in fiscal 2005. Approximately $20.8 million of the increase was attributable to acquisitions and $7.0 million was attributable to other volume variances, primarily increased distillate costs.

Storage, fractionation and other midstream cost of product sold was $111.1 million, an increase of $52.1 million, or 88.3%, from $59.0 million in fiscal 2005. Approximately $36.6 million of this increase was due to higher volumes and cost of natural gas liquids at the West Coast NGL operations, approximately $13.9 million was due to the acquisition of the Stagecoach natural gas storage facility and approximately $1.6 million of the increase was due to other changes in Stagecoach cost of sales and other changes at our West Coast NGL operations cost of sales related to fractionation, transportation and terminaling revenues.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $62.4 million and $45.6 million in 2006 and 2005, respectively. In addition, the depreciation expense associated with the delivery vehicles is reported within depreciation and amortization expense and amounted to $15.3 million and $10.8 million in 2006 and 2005, respectively. Depreciation expense associated with tanks being rented to customers amounted to $15.4 million and $10.7 million in 2006 and 2005, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

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

Wholesale propane gross profit was $11.9 million in fiscal 2006 compared to $6.3 million in fiscal 2005, an increase of $5.6 million or 88.9%. Approximately $6.4 million of this increase was the result of a higher margin per gallon from our existing business, partially offset by a $0.8 million decrease in wholesale volumes from our existing business. The improved margin per gallon is primarily the result of our ability to increase our selling prices in certain markets in excess of our increased cost of propane.

Other retail gross profit was $65.2 million in fiscal 2006 compared to $51.5 million in fiscal 2005, an increase of $13.7 million, or 26.6%, due primarily to acquisition-related increases partially offset by lesser distillate volume sales and higher distillate costs, described above. In addition, decreases in service revenues and transportation revenues consistent with decreased retail propane volume sales contributed to this decrease in other retail gross profit.

Storage, fractionation and other midstream gross profit was $42.0 million in fiscal 2006 compared to $18.0 million in fiscal 2005, an increase of $24.0 million, or 133.3%. This increase was due primarily to the Stagecoach acquisition which accounted for $22.1 million of the increase. In addition, approximately $1.3 million of the increase was due to the increased volume and margin of natural gas liquids and an additional $0.6 million was due to other Stagecoach margins and other changes at our West Coast NGL operations margins related to fractionation, transportation and terminaling revenues.

Operating and Administrative Expenses. Operating and administrative expenses increased $51.9 million, or 26.3%, to $249.5 million in fiscal 2006 as compared to $197.6 million in fiscal 2005. Higher costs related to acquisitions, which accounted for approximately $59.5 million of this increase, were partially offset by a $7.6 million decline in operating expenses from existing operations. The resulting net increases in our operating and administrative expenses were primarily increases in personnel expenses of $28.0 million, general operating expenses of $15.4 million including insurance, professional services and facility costs, and increased vehicle costs of $8.5 million.

Depreciation and Amortization. Depreciation and amortization increased $26.4 million, or 52.4%, to $76.8 million in fiscal 2006 from $50.4 million in fiscal 2005 primarily as a result of a higher asset base due to Inergy’s retail propane acquisitions.

Loss on Disposal of Assets. Loss on sale of assets increased to $11.5 million in fiscal 2006 compared to $0.7 million in fiscal 2005. The loss recognized in fiscal 2006 includes an unrealized loss of approximately $6.6 million related to assets held for sale at September 30, 2006, which have been written down to their estimated selling price, in addition to realized losses of approximately $4.9 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. These assets were identified as a result of the integration of the larger retail propane acquisitions closed since November 2004 as Inergy focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense and Write-off of Deferred Financing Costs. Interest expense increased $19.7 million, or 54.6%, to $55.8 million in fiscal 2006 as compared to $36.1 million in fiscal 2005. Interest expense increased primarily due to an increase of $212.6 million in average debt outstanding in 2006 compared to 2005 primarily as a result of net borrowings for acquisitions at Inergy, and an approximate 100 basis points higher average interest rate in 2006 (7.36%) compared to 2005 (6.36%). During the fiscal year ended September 30, 2005, we recorded a charge of $7.6 million as a result of the write-off of deferred financing costs associated with the repayment of both our and Inergy’s previously existing credit agreement and Inergy’s 364-day facility.

Provision for Income Taxes. The provision for income taxes is primarily related to certain of our corporate subsidiaries and certain state taxes related to Inergy that have been classified as income taxes in the accompanying consolidated financial statements, due to the nature of the tax. The provision for income taxes increased to $0.6 million in the year ended September 30, 2006 from $0.5 million in 2005. The provision for income taxes of $0.6 million in the year ended September 30, 2006 is composed of $1.9 million of current income tax expense and $1.3 million of deferred income tax benefit. The 2005 provision for income taxes of $0.5 million is composed of $1.3 million of current income tax expense and a deferred income tax benefit of $0.8 million.

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

Liquidity and Sources of Capital

Capital Resource Activities

On July 31, 2006, we filed a shelf registration statement (File No. 333-136200) for the periodic sale of up to $200 million of common units. Pursuant to the shelf registration statement, we are permitted to issue these securities from time to time for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures, purchases of limited partnership units of Inergy, L.P. and additions to working capital. In May 2007, we sold 1,500,000 common units in a public offering and received net proceeds of approximately $75.5 million. Immediately following the closing of this offering, we redeemed from certain of our original investors, including certain members of our management, 1,500,000 common units for a per unit amount equal to the net proceeds per common unit we received in this offering before expenses. We immediately canceled the common units we redeemed from the original investors so that they are no longer outstanding. There is approximately $124.2 million remaining available under this shelf registration statement. No further partnership securities have been offered under the shelf registration except as described above.

On March 23, 2006, Inergy’s shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In June 2006 and February 2007, Inergy issued 4,312,500 common units (which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision) and 3,450,000 common units (which included 450,000 common units issued as result of the underwriters exercising their over-allotment provision), respectively. There is approximately $792.1 million remaining available under this shelf registration statement. No further partnership securities or debt securities have been offered under the shelf registration except as described above.

Inergy has identified growth projects related to its Stagecoach and West Coast NGL midstream businesses that are expected to require a total capital investment of approximately $268 million. Of this amount, Inergy has invested approximately $90.7 million toward completion of these projects through September 30, 2007, primarily on the Stagecoach expansion. On September 1, 2007, the Phase II expansion project was placed into full commercial operation, which increased Inergy’s total working gas capacity to 26.25 bcf from 13.25 bcf . The expanded facility is 100% contracted with long term firm storage contracts that commenced upon full commercial operation. Stagecoach is also expected to construct a pipeline to interconnect with the proposed Millennium Pipeline, which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. The West Coast project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by July 2008.

Cash Flows and Contractual Obligations

Net operating cash inflows were $163.5 million and $99.9 million for fiscal years ending September 30, 2007 and 2006, respectively. The $63.6 million increase in operating cash flows was primarily attributable to increases in net income, interest of non-controlling partners in Inergy’s net income and net assets from price risk management activities. Partially offsetting these increases to operating cash flows was a decrease in working capital balances and the recognition of the non-cash gains on issuances of units in Inergy in fiscal 2007.

Net investing cash outflows were $187.8 million and $210.9 million for the fiscal years ending September 30, 2007 and 2006, respectively. We funded acquisitions of $99.6 million in 2007 compared to $187.2 million in 2006, a decrease of $87.6 million. Additionally, deferred acquisition costs decreased $0.3 million in fiscal year 2007 compared to fiscal year 2006 and proceeds from sale of assets increased $1.6 million. These reductions in net investing cash outflows were partially offset by an increase of $66.4 million in capital expenditures.

Net financing cash inflows were $20.1 million and $113.5 million for the fiscal years ending September 30, 2007 and 2006, respectively. Net financing cash inflows were primarily impacted by $99.6 million and $187.2 million of Inergy’s acquisitions financed in 2007 and 2006, respectively. The lesser acquisitions financed in 2007 versus 2006 were the primary reason for a $46.6 million period to period decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $22.9 million decrease in proceeds from the issuance of Inergy common units. Net financing cash inflows were also impacted by an $18.3 million period to period increase in distributions to non-controlling partners in Inergy and a $10.4 million increase in distributions, partially offset by a $5.0 million decrease in the payments for deferred financing costs.

At September 30, 2007 and 2006, we had goodwill of $365.3 million and $339.7 million, respectively, representing approximately 21% of total assets in each year. This goodwill is primarily attributable to Inergy’s acquisitions.

At September 30, 2007, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our Company’s obligations as of September 30, 2007 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$1,123.9	$112.1	$109.9	$151.4	$750.5
Amount of principal and interest to be paid on other long-term obligations	8.8	3.5	5.3	—	—
Future minimum lease payments under noncancelable operating leases	23.1	6.7	9.0	4.4	3.0
Fixed price purchase commitments	292.4	291.8	0.6	—	—
Standby letters of credit	26.6	26.1	0.1	0.4	—
Purchase commitments of identified growth projects(b)	37.9	37.9	—	—	—

Total contractual obligations	$1,512.7	$478.1	$124.9	$156.2	$753.5

(a)

$228.0 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 7.00% and 7.51% at September 30, 2007. These rates have been applied for each period presented in the table.

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

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility is July 22, 2008, and is collateralized by certain of our interests in Inergy, L.P. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The prime rate and LIBOR plus the applicable spreads were 7.51% at September 30, 2007 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 7.0% and 7.2% at September 30, 2007.

At September 30, 2007, borrowings outstanding under the Credit Agreement were $71.0 million, including $40.0 million under the Acquisition Facility and $31.0 million under the Working Capital Facility. In October 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowing capacity available to us under the two facilities from $150 million to $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

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

Recent Accounting Pronouncements

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. We adopted SFAS 155 for all financial instruments acquired or issued on or after October 1, 2006. We have evaluated the impact of SFAS 155 and determined that it does not have a material effect on our consolidated financial statements in the current year as well as all prior years considered.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. SAB 108 was required to be adopted by us for the fiscal year ended September 30, 2007. We have evaluated the impact of this bulletin and determined that it does not have a material effect on our consolidated financial statements in the current year as well as all prior years considered.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial

Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 was required to be adopted by us for the fiscal year ended September 30, 2007. We have evaluated the impact of SFAS 154 and determined that it does not have a material effect on our consolidated financial statements in the current year as well as all prior years considered.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” requires companies to disclose their policy regarding the presentation of tax receipts. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We have adopted the consensus reached in this EITF for the fiscal year ended September 30, 2007. We have evaluated the impact of EITF 06-3 and determined that its impact is not material to our consolidated financial statements. Our accounting policy is to record taxes assessed by governmental authorities on a net basis.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is required to be adopted by the Company for the fiscal year ended September 30, 2009. We are evaluating the potential financial statement impact of SFAS 159 to our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by the Company for the fiscal year ended September 30, 2009. We are evaluating the potential financial statement impact of SFAS 157 to our consolidated financial statements.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is required to be adopted by us for the fiscal year ended September 30, 2008. We are evaluating the potential financial statement impact of FIN 48 to our consolidated financials statements.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net gain of $0.1 million in the year ended September 30, 2007, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2007, Inergy recognized a net gain of $1.0 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction closes. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $9.2 million and $(16.6) million at September 30, 2007 and 2006, respectively.

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

Under the provisions of SFAS 142, we completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2007.

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

Self Insurance. Inergy is insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2007 and 2006, Inergy’s self-insurance reserves were $13.2 million and $11.2 million, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2007, we had floating rate obligations totaling approximately $228.0 million including amounts borrowed under our credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2014 to floating rate debt. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2007 levels, our combined interest expense would change by a total of approximately $2.3 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2007 and 2006 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2007 and 2006 (in millions):

	September 30,
	2007		2006
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	5.0	4.8	8.0	7.5
Natural gas (MMBTU’s)	7.9	7.9	5.5	5.4

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2007 and September 30, 2006 was assets of $55.0 million and $46.2 million, respectively, and liabilities of $49.6 million and $49.0 million, respectively. All intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to all price risk management activities, including wholesale inventory accounted for under a fair value hedge and deferred gains and losses accounted for under a cash flow hedge, for the years ended September 30, 2007, 2006 and 2005 of $23.9 million, $(39.5) million, and $24.1 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations or are deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. in the accompanying consolidated balance sheets. Included in the $23.9 million above is $9.9 million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P., $16.6 million due to the reversal of the balance sheet items recorded in the year ended September 30, 2006, and changes in fair value of other price risk management activities. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. at September 30, 2006. Included in the above $24.1 million is a non-cash gain of $19.4 million related to derivative contracts maturing in the following year and changes in fair value of other price risk management activities. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2007 and 2006 where settlement has not yet occurred (in millions):

	Year Ended September 30,
	2007	2006
Net fair value gain (loss) of contracts outstanding at beginning of year	$(2.8)	$8.8
Initial recorded value of new contracts entered into during the year	1.4	—
Net change in physical exchange contracts	(2.0)	(0.6)
Change in fair value of contracts attributable to market movement during the year	20.6	(4.4)
Realized gains	(11.8)	(6.6)

Net fair value of contracts outstanding at end of year	$5.4	$(2.8)

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

Of the outstanding unrealized gain (loss) as of September 30, 2007 and 2006, $5.5 million and $(2.7) million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were $(0.1) million at September 30, 2007 and 2006.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in no significant change in the market value of the contracts as there were approximately 0.2 million gallons of net unbalanced positions at September 30, 2007.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the 13 acquisitions (collectively “the Acquisitions”) which were acquired during fiscal 2007 and are included in the 2007 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2007. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $98.5 million and $23.6 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2007, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 26, 2007 on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position with our General Partner
John J. Sherman	52	President, Chief Executive Officer and Director
Phillip L. Elbert	49	President and Chief Operating Officer—Propane Operations
R. Brooks Sherman, Jr.	42	Executive Vice President and Chief Financial Officer
Laura L. Ozenberger	49	Senior Vice President—General Counsel and Secretary
Warren H. Gfeller	55	Director
Arthur B. Krause	66	Director
Richard T. O’Brien	53	Director

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

Phillip L. Elbert has served as President and Chief Operating Officer – Propane Operations since September 2007 and Executive Vice President—Propane Operations of Inergy Holdings GP, LLC since February 2006 and has also served as Executive Vice President—Propane Operations and director of Inergy GP, LLC since March 2001. He joined Inergy’s predecessor as Executive Vice President—Operations in connection with its acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer, from 1981 to 1987.

R. Brooks Sherman, Jr. (no relation to Mr. John Sherman) has served as Executive Vice President and Chief Financial Officer since September 2007 and Senior Vice President and Chief Financial Officer of Inergy Holdings GP, LLC since April 2005. He has also served as Senior Vice President since September 2002 and Chief Financial Officer of Inergy GP, LLC since March 2001. Mr. Sherman previously served as Vice President from March 2001 until September 2002. He joined Inergy’s predecessor in December 2000 as Vice President and Chief Financial Officer. From 1999 until joining Inergy’s predecessor, he served as chief financial officer of MCM Capital Group. From 1996 through 1999, Mr. Sherman was employed by National Propane Partners, a publicly traded master limited partnership, first as its controller and chief accounting officer and subsequently as its chief financial officer. From 1995 to 1996, Mr. Sherman served as chief financial officer for Berthel Fisher & Co. Leasing Inc. and prior to 1995, Mr. Sherman was in public accounting with Ernst & Young and KPMG Peat Marwick.

Laura L. Ozenberger has served as Senior Vice President—General Counsel and Secretary since September 2007 and Vice President—General Counsel and Secretary of Inergy Holdings GP, LLC since April 2005 and has also served as Vice President—General Counsel and Secretary of Inergy GP, LLC since February 2003. From 1990 to 2003, Ms. Ozenberger worked for Sprint Corporation. While at Sprint, Ms. Ozenberger served in a number of management roles in the Legal and Finance departments. Prior to 1990, Ms. Ozenberger was in a private legal practice.

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

Richard T. O’Brien has been a member of Inergy Holdings GP, LLC’s board of directors since May 2006. Mr. O’Brien currently serves as the President and Chief Executive Officer of Newmont Mining Corporation, one of the world’s largest gold producers, based in Denver, Colorado. From April 2001 until September 2005, Mr. O’Brien served as the Executive Vice President and Chief Financial Officer of AGL Resources, a natural gas distributor headquartered in Atlanta, Georgia.

Independent Directors

Messrs. Gfeller, Krause and O’Brien qualify as “independent” in accordance with the published listing requirements of the NASDAQ Global Select National Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

Audit Committee

Our general partner’s board of directors has established an audit committee. The members of the audit committee must meet the independence standards established by the NASDAQ Global Select National Market. Members of the audit committee are Warren H. Gfeller, Arthur B. Krause and Richard T. O’Brien. The board of directors of our general partner has determined that Mr. Gfeller is (i) independent under applicable NASDAQ rules and (ii) an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management.

Conflicts Committee

Our general partner’s board of directors has the ability to establish a conflicts committee under our partnership agreement. The conflicts committee will consist of one or more members and will be charged with reviewing specific matters that our general partner’s board of directors believes may involve conflicts of interest. A conflicts committee will determine if the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition to satisfying certain other requirements, the members of the conflicts committee must meet the independence standards for service on an audit committee of a board of directors, which standards are established by the NASDAQ Global Select National Market. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by us of any duties we may owe to our unitholders.

Compensation Committee

Our general partner’s board of directors has established a compensation committee of at least two independent directors. The compensation committee will oversee compensation decisions and benefits for the officers of our general partner and will administer our Long Term Incentive Plan and the Employee Unit Purchase Plan described below. Members of the Compensation Committee are Arthur B. Krause and Warren H. Gfeller.

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

Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required during fiscal year ended September 30, 2007, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as to all of our other employees. This code of ethics may be found on our website at www.inergypropane.com.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

We do not directly employ any of the persons responsible for managing our business. Inergy Holdings GP, LLC, our general partner, manages our operations and activities, and its board of directors and executive officers make decisions on our behalf. All of our executive officers also serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy, and the compensation of the named executive officers discussed below reflects total compensation for services to all Inergy entities. These “shared” officers receive no salary, benefits or other cash compensation for their service to us. However, as discussed in greater detail below, from time to time they do receive awards of equity in us pursuant to the Inergy Holdings Long Term Incentive Plan.

For more information about Inergy GP, LLC’s compensation philosophy and policies please refer to the Compensation Discussion and Analysis in the Annual Report on Form 10-K of Inergy, L.P. filed contemporaneously herewith.

Long-Term Incentive Plan

As mentioned above, our executive officers may receive awards pursuant the Inergy Holdings Long Term Incentive Plan. These awards are designed to promote the achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. The Inergy Holdings Long Term Incentive Plan is designed to align the economic interests of our executive officers and directors with those of our common unitholders and to provide an incentive to our executive officers for continuous employment with Inergy’s managing general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us and may consist of unit options, restricted units or phantom units.

We do not make systematic annual awards to the executive officers. In deciding when to grant awards to our executive officers, we take into account prior awards under the Inergy Long Term Incentive Plan. Generally, we believe that a two- to five-year grant cycle under either the Inergy Long Term Incentive Plan or Inergy Holdings Long Term Incentive Plan (and complete vesting over five years) provides a balance between a meaningful retention period and a visible, reachable reward for the executive officers. New awards are generally synchronized with the remaining time-vesting requirements of outstanding awards in a manner designed to encourage extended retention of the executive officers.

Prior equity awards were made under the Inergy Long Term Incentive Plan in fiscal 2002 and under the Inergy Holdings Long Term Incentive Plan in fiscal 2005. Accordingly, consistent with our general policy of coordinating equity awards with Inergy on a two- to five-year cycle, no long-term incentive plan awards were granted to any of the executive officers during the fiscal year ended September 30, 2007. However, on October 1, 2007 we granted restricted units of Inergy Holdings, L.P. as follows: R. Brooks Sherman (35,000), Phillip L. Elbert (50,000), and Laura L. Ozenberger (25,000). Due to John Sherman’s significant ownership in us and in Inergy, L.P., he has requested that he receive no awards of restricted units or options.

Other Compensation Related Matters

Retirement and Health Benefits

We do not offer any health, welfare or retirement programs to our executive officers. All such benefits are provided by Inergy.

Perquisites and Other Compensation

We do not provide perquisites or other personal benefits to any of our executive officers.

Severance Benefits

The Inergy Holdings Long Term Incentive Plan provides for accelerated vesting triggered upon a change of control.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2007.

Arthur B. Krause

Warren H. Gfeller

Members of the Compensation Committee

Summary Compensation Table

All of our executive officers serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy. All of the information in the following table with respect to compensation of our executive officers describes the total compensation earned for the year ended September 30, 2007 by those officers in all capacities for us, Inergy GP, LLC and their respective subsidiaries. In this report, we refer to these four individuals as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
John. J. Sherman President and Chief Executive Officer	2007	300,000	—	—	300,000	7,888	607,888

R. Brooks Sherman, Jr. Executive Vice President and Chief Financial Officer	2007	200,000	—	12,316	200,000	6,060	418,376

Phillip L. Elbert President and Chief Operating Officer—Propane Operations	2007	240,000	—	20,859	240,000	3,690	504,549

Laura L. Ozenberger Senior Vice President, General Counsel and Secretary	2007	175,000	25,000	16,225	175,000	5,944	397,169

(1)

The amounts included in the “Option Awards” columns reflect the dollar amount of compensation expense recognized with respect to awards from the Inergy Long Term Incentive Plan for the fiscal year ended September 30, 2007, in accordance with SFAS 123(R) and thus include amounts attributable to awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are discussed in Note 2 to our Consolidated Financial Statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis—Long-Term Incentive Plan.”

(2)

Consists of matching contributions to Inergy’s 401(k) Plan for each named executive officer and Inergy’s payment for the benefit of the named executive officers under its group term life insurance policy The partnership does not provide perquisites and other personal benefits exceeding a total value of $10,000 to any named executive officer.

Grants of Plan Based Awards Table

The following table provides information concerning each grant of an award made by Inergy to our named executive officers in the last completed fiscal year under any plan, including awards that have been transferred. No equity awards were granted to any of the named executive officers in fiscal 2007.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)(1)
John J. Sherman	0	300,000	300,000
R. Brooks Sherman, Jr.	0	200,000	200,000
Phillip L. Elbert	0	240,000	240,000
Laura L. Ozenberger	0	175,000	175,000

(1)	The “Maximum” amount may be increased by the discretion of the Compensation Committee.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Employment Agreements

The named executive officers have not entered into employment agreements with our general partner. However, the following named executive officers have entered into employment agreements with Inergy GP, LLC, the managing general partner of Inergy, L.P.:

•	John J. Sherman, President and Chief Executive Officer;

•	R. Brooks Sherman, Jr., Executive Vice President—Chief Financial Officer;

•	Phillip L. Elbert, President and Chief Operating Officer—Propane Operations; and

•	Laura L. Ozenberger, Senior Vice President—General Counsel and Secretary;

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain material exceptions as set forth below. The employment agreements are for terms of approximately three or five years. During the fiscal year, the annual salaries for these individuals are as follows:

•	John J. Sherman—$300,000*

•	R. Brooks Sherman, Jr.—$200,000*

•	Phillip L. Elbert—$240,000*

•	Laura L. Ozenberger—$175,000*

*	Effective October 1, 2007 annual salaries were increased as follows: $350,000, $225,000, $275,000 and $200,000 for John J. Sherman, R. Brooks Sherman, Phillip L. Elbert, and Laura L. Ozenberger, respectively.

These employees are reimbursed for all expenses in accordance with Inergy’s policies. They are also eligible for fringe benefits normally provided to other employees of Inergy.

All of the individuals are each eligible for annual performance bonuses (non-equity incentive plan awards) from Inergy upon meeting certain established criteria for each year during the term of his or her employment.

Unless waived by the managing general partner of Inergy, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan, or (ii) the performance bonus, the individual must have been continuously employed by the managing general partner of Inergy or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

Each employment agreement contains confidentiality and noncompetition provisions. Also, each employment agreement contains a disclosure and assignment of inventions clause that requires the employee to disclose the existence of any invention and assign such employee’s right in such invention to the managing general partner of Inergy.

With respect to each of the named executive officers, in the event such person’s employment is terminated by Inergy without cause, Inergy will be required to continue making payments to such person for the remainder of the term of such person’s employment agreement.

Inergy Long Term Incentive Plan

Inergy’s managing general partner sponsors the Inergy Long Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of the managing general partner’s board of directors of Inergy. On September 11, 2007, the compensation committee approved an amendment to the Inergy Long Term Incentive Plan increasing the aggregate number of common units that may be issued under the plan from 1,735,100 to 5,000,000 and eliminated the limitation on the number of common units that may be issued pursuant to phantom unit awards.

Unit Options

The Inergy Long Term Incentive Plan currently permits, and the managing general partner of Inergy has made, grants of options covering common units. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options, as reflected in the table, will become exercisable over a five-year period. In addition, the unit options will become exercisable upon a change of control of the managing general partner or Inergy. The unit options will expire after 10 years.

Upon exercise of a unit option, Inergy’s managing general partner will acquire common units in the open market, or directly from Inergy or any other person, or use common units already owned by the managing general partner of Inergy, or any combination of the foregoing. The managing general partner of Inergy will be entitled to reimbursement by Inergy for the difference between the cost incurred by the managing general partner in acquiring these common units and the proceeds received by the managing general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by Inergy. If Inergy issues new common units upon exercise of the unit options, the total number of common units outstanding will increase and the managing general partner of Inergy will pay Inergy the proceeds it received from the optionee upon exercise of the unit options. The unit option plan has been designed to furnish additional compensation to employees and directors of Inergy and to align their economic interests with those of Inergy’s common unitholders.

Termination and Amendment

The managing general partner’s board of directors of Inergy in its discretion may terminate the Inergy Long Term Incentive Plan at any time with respect to any common units for which a grant has not yet been made. The managing general partner’s board of directors of Inergy also has the right to alter or amend the Inergy Long Term Incentive Plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Inergy Holdings Long Term Incentive Plan

Our general partner sponsors the Inergy Holdings Long Term Incentive Plan for our directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of our general partner’s board of directors.

Unit Options

The Inergy Holdings Long Term Incentive Plan currently permits, and our general partner has made, grants of options covering common units. Unit options will have an exercise price equal to the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a five-year period. In addition, the unit options will become exercisable upon a change of control of Inergy’s managing general. Generally, unit options will expire after 10 years.

Upon exercise of a unit option, our general partner will acquire common units in the open market, or directly from us or any other person, or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase and our general partner will pay us the proceeds it received from the optionee upon exercise of the unit options. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of our common unitholders.

Termination and Amendment

Our general partner’s board of directors in its discretion may terminate the Inergy Holdings Long Term Incentive Plan at any time with respect to any common units for which a grant has not yet been made. Our general partner’s board of directors also has the right to alter or amend the Inergy Holdings Long Term Incentive Plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the exchange upon which our common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options outstanding as of September 30, 2007 for the named executive officers. The table includes unit options of Inergy, L.P. (NASDAQ: NRGY) granted under the Inergy Long Term Incentive Plan and unit options of Inergy Holdings, L.P. (NASDAQ: NRGP) granted under the Inergy Holdings Long Term Incentive Plan. As of September 30, 2007, there have been no unit awards to any of the named executive officers. There were no equity awards to the named executive officers under either plan in the fiscal year ended September 30, 2007.

Name	Security	Option Awards
		Number of Securities Underlying Unexercised Options (#)				Option Exercise Price ($)	Option Expiration Date
		Exercisable		Unexercisable
John J. Sherman	—	—		—		—	—
R. Brooks Sherman, Jr.	NRGY	20,000	(1)	—		14.72	08/30/12
	NRGP	—		40,000	(3)	22.50	06/19/15
Phillip L. Elbert	NRGY	—		—		—	—
	NRGP	—		40,000	(4)	22.50	06/19/15
Laura L. Ozenberger	NRGY	—		50,000	(2)	15.70	02/09/13
	NRGP	—		40,000	(3)	22.50	06/19/15

(1)	Option vested in full on August 30, 2007 (5 years from the grant date).
(2)	Option will vest in full on February 10, 2008 (5 years from the grant date).
(3)	Option will vest as follows: 10,000 on June 20, 2008, 10,000 on June 20, 2009 and 20,000 June 20, 2010.
(4)	Option will vest in full on June 20, 2010 (5 years from the grant date).

Option Exercises and Stock Vested Table

In the fiscal year ended September 30, 2007, there were no unit options exercised or units vested under either plan by any of our named executive officers.

Pension Benefits Table

We do not offer any pension benefits.

Nonqualified Deferred Compensation Table

We have no non-qualified deferred compensation plans.

Potential Payments Upon a Change in Control or Termination

Employment Agreements

Under the named executive officers employment agreement with Inergy, Inergy may be required to pay certain amounts upon the employment termination of the named executive officer in certain circumstances. Upon the termination of employment of a named executive officer without Cause, the employment agreements entered into between Inergy GP, LLC and each of the named executive officers provide for salary continuation at the rate in effect at termination of the employee through the remaining term of the employment agreement. Consequently, no severance is payable in the event of any termination (i) as a result of death, disability, or legal incompetence, (ii) as a result of Inergy GP, LLC ceasing to carry on its business without assigning the employment agreement, (iii) as a result of Inergy GP, LLC becoming bankrupt, (iv) for Cause or (v) by the employee for any or no reason. For purposes of the employment agreements:

Cause will generally be determined to have occurred in the event the:

•

employee has failed to perform his or her duties as an employee of Inergy GP, LLC, to perform any obligation under the employment agreement or to observe and abide by Inergy GP, LLC’s policies and decisions, provided that Inergy GP, LLC has given employee reasonable notice of that failure and employee is unsuccessful in correcting that failure or in preventing its reoccurrence;

•	employee has refused to comply with specific directions of his/her supervisor or other superior, provided that such directions are consistent with the employee’s position of employment;

•	employee has engaged in misconduct that is injurious to Inergy GP, LLC or any subsidiary, parent or affiliate of Inergy GP, LLC;

•

employee has been convicted of, or has entered a plea of nolo contendere to, any crime involving the theft or willful destruction of money or other property, any crime involving moral turpitude or fraud, or any crime constituting a felony;

•

employee has engaged in acts or omissions against Inergy GP, LLC or any subsidiary, parent or affiliate of Inergy GP, LLC constituting dishonesty, breach of fiduciary obligation, or intentional wrongdoing or misfeasance; or

•	employee has used alcohol or drugs on the job, or has engaged in excessive absenteeism from the performance of his duties as Inergy GP, LLC’s employee, other than for reasons of illness.

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of September 30, 2007, our named executive officers would have been entitled to the following:

•

John J. Sherman would have received $875,000, representing base salary for the remaining 35 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following the termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

R. Brooks Sherman, Jr. would have received $550,000, representing base salary for the remaining 33 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Phillip L. Elbert would have received $540,000, representing base salary for the remaining 27 months of the term of his employment agreement (payable bi-monthly in arrears). In addition to receiving severance payments upon a termination of employment without Cause, Mr. Elbert is entitled to the same benefits if he terminates his employment for “Good Reason” which is defined as (i) Inergy GP, LLC requiring, as a condition of employee’s employment, that employee commit a felony or engage in conduct that is a crime under the Securities Act of 1933, as amended, or the Securities Exchange Act of

1934, as amended; and (ii) employee being required by Inergy GP, LLC to be based at any office or location that is more than 35 miles from the location where employee was employed immediately preceding the date of the voluntary or involuntary termination of employee’s employment. For up to two years following termination of Mr. Elbert’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Laura L. Ozenberger would have received $160,417 representing base salary for the remaining 11 months of the term of her employment agreement (payable bi-monthly in arrears). Effective October 1, 2007, Ms. Ozenberger and Inergy GP, LLC entered into a new Employment Agreement with a three year term with an annual base salary of $200,000. A three year severance benefit at Ms. Ozenberger’s base salary in effect as of September 30, 2007, would equal $525,000. For two years following termination of employment Ms. Ozenberger will continue to be subject to the non-competition provisions of her employment agreement.

Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan

Upon a change in control, all unit options and restricted units shall automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria shall terminate or be deemed to have been achieved at the maximum level. For purposes of the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan, a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of Inergy Partners, LLC or Inergy, L.P. to any person or its affiliates, other than Inergy GP, LLC, the Partnership or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in Inergy GP, LLC or Inergy Partners, LLC ceases to be controlled by Inergy Holdings, L.P.

If a change in control were to have occurred as of September 30, 2007, all awards held by the named executive officers under the Inergy Long Term Incentive Plan as well as the Inergy Holdings Long Term Incentive Plan would have automatically vested and become exercisable, as follows:

Name	Option Awards under the Inergy Long Term Incentive Plan	Exercise Price Per Share under the Long Term Incentive Plan ($)	Option Awards under the Inergy Holdings Long Term Incentive Plan	Exercise Price Per Share under the Holdings Long Term Incentive Plan ($)	Total ($)(1)
John J. Sherman	—	—	—	—	0
R. Brooks Sherman, Jr.	—	—	40,000	22.50	987,200
Phillip L. Elbert	—	—	40,000	22.50	987,200
Laura L. Ozenberger	50,000	15.70	40,000	22.50	1,755,700
Carl A. Hughes	—	—	30,000	22.50	740,400

(1)

Amounts included in the “Total” column are calculated by subtracting the per share exercise price under the options from the closing per share price of our common units on September 28, 2007 ($47.18) or the closing per share price of the common units of Inergy ($31.07), as applicable, and multiplying the difference by the number of units subject to the option.

Director Compensation Table

The following table sets forth the cash and non-cash compensation earned for the year ended September 30, 2007 by each person who served as a non-employee director of Inergy Holdings GP, LLC.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1) (2)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
Warren H. Gfeller	39,000	3,586	4,343	503	47,432
Arthur B. Krause	36,000	3,586	4,343	503	44,432
Richard T. O’Brien	34,000	—	10,094	—	44,094

(1)

The amounts included in the “Unit Awards” and “Option Awards” columns reflect the dollar amount of compensation expense we recognized with respect to these awards for the fiscal year ended September 30, 2007, in accordance with SFAS 123(R) and thus include amounts attributable to awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are discussed in Note 2 to our Consolidated Financial Statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors.

(2)	As of September 30, 2007, Messrs. Gfeller and Krause each owned 508 restricted units and Messrs. Gfeller, Krause and O’Brien each owned 20,000 unit options.
(3)	Dollar value of distributions paid on restricted units during the fiscal year ended September 30, 2007.

Compensation of Directors

An officer of our general partner who also serves as director will not receive additional compensation. Each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director also receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $1,000 per compensation, audit, or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. In addition, at the second anniversary of appointment, each non-employee will receive restricted units under the Inergy Holdings Long Term Incentive Plan equal to $25,000 in value. On April 27, 2007, Messrs. Gfeller and Krause each received 508 restricted units under the Inergy Holdings Long Term Incentive Plan. These units vest ratably over three years beginning one year from the grant date. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs. Krause and Gfeller also receive compensation for their service on the board of directors of Inergy GP, LLC, which is not reflected in the table above.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our managing general partner oversees the compensation of our executive officers. Arthur B. Krause and Warren H. Gfeller serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Inergy Holdings, L.P.

The following table sets forth certain information as of November 1, 2007, regarding the beneficial ownership of our units by:

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

Name of Beneficial Owner(1):	Units	Percent

John J. Sherman(2)	7,931,482	39.25%
David G. Dehaemers, Jr.	1,020,698	5.05%
Phillip L. Elbert(3)	905,732	4.48%
William C. Gautreaux(4)	1,072,179	5.31%
Andrew L. Atterbury	1,079,304	5.34%
Carl A. Hughes(5)	956,792	4.73%
R. Brooks Sherman, Jr.	397,558	1.97%
Laura L. Ozenberger	29,838	*
Warren H. Gfeller	5,562	*
Arthur B. Krause	5,508	*
Richard T. O’Brien	—	—
Robert A. Pascal	12,500	*
Robert D. Taylor	—	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (11 persons)	11,324,276	56.04%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)

Mr. Sherman may be deemed to beneficially own (i) the 7,681,431 common units held by the John J. Sherman Revocable Trust dated May 4, 1994, of which Mr. Sherman serves as the trustee, (ii) the 249,395 common units held by the John J. Sherman 2005 Grantor Retained Annuity Trust I under trust indenture dated March 31, 2005, of which Mr. Sherman serves as co-trustee, and (iii) Mr. Sherman holds 655 units through the Employee Unit Purchase Plan.

(3)

Mr. Elbert may be deemed to beneficially own (i) 694,831 common units held by the Philip L. Elbert Revocable Trust dated May 17, 2001 of which Mr. Elbert is the Trustee, (ii) the 120,675 common units held by the Phillip L. Elbert 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, (iii) the 20,113 common units held by the Charles W. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee, and (iv) the 20,113 common units held by the Lauren E. Elbert Trust under trust indenture dated March 31, 2005, of which Mr. Elbert serves as co-trustee.

(4)

Mr. Gautreaux may be deemed to beneficially own (i) the 843,796 common units held by the William C. Gautreaux Revocable Trust dated March 8, 2004, of which Mr. Gautreaux serves as the trustee, and (ii) the 120,675 common units held by the William C. Gautreaux 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Gautreaux serves as co-trustee.

(5)

Mr. Hughes may be deemed to beneficially own (i) the 695,442 common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, of which Mr. Hughes serves as the trustee, and (ii) the 241,350 common units held by the Carl A. Hughes 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Hughes serves as co-trustee.

As of September 30, 2007, no units were pledged by directors or named executive officers.

Inergy Holdings GP, LLC

The following table shows the beneficial ownership of Inergy Holdings GP, LLC, as of November 1, 2007.

Name of Beneficial Owner(1)	Beneficial Ownership Percent(2)
John J. Sherman(3)	56.40%
David G. Dehaemers, Jr.	7.27%
Phillip L. Elbert	6.09%
Paul E. McLaughlin	7.10%
Andrew L. Atterbury	7.00%
William C. Gautreaux(4)	6.90%
Carl A. Hughes(5)	6.67%
R. Brooks Sherman, Jr.	2.57%
Laura L. Ozenberger	—
Warren H. Gfeller	—
Arthur B. Krause	—
Richard T. O’Brien	—
Robert A. Pascal	—
Robert D. Taylor	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (11 persons)	78.73%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
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

Item 13. Certain Relationships, Related Transactions and Director Independence.

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

Our Relationship with Inergy’s General Partners

Inergy GP, LLC, Inergy’s managing general partner, manages the operations and activities of Inergy. Inergy Partners, LLC, Inergy’s non-managing general partner, owns an approximate 0.9% general partner interest in Inergy.

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

Assuming Inergy has sufficient available cash to pay the full minimum quarterly distribution on all of its outstanding units for four quarters, its general partner and its affiliates would receive a distribution of approximately $0.6 million on the approximate 0.9% general partner interest and a distribution of approximately $6.2 million on their common units.

Inergy’s managing general partner and its affiliates do not receive any management fee or other compensation for the management of Inergy. Its managing general partner and its affiliates are reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. For the fiscal years ended September 30, 2007, 2006 and 2005 the expense reimbursement to Inergy’s managing general partner and its affiliates was approximately $6.6 million, $8.7 million, and $3.0 million, respectively, with the reimbursement related primarily to personnel costs.

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

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility and after our board of directors obtained an opinion as to fairness from an independent financial advisor, on August 9, 2005, we entered into the Special Unit Purchase Agreement with Inergy. We purchased 769,941 Inergy special units for $25 million in cash from Inergy. These units were not entitled to current cash distributions, but would convert to Inergy common units at a special conversion ratio upon the Phase II expansion becoming commercially operational. On August 25, 2007, the Special Units were converted into 919,349 common units as a result of the commercial operation of the Phase II expansion of the Stagecoach Natural Gas Storage Facility.

On occasion, Holdings reimburses Inergy for expenses paid on our behalf. At September 30, 2007, Holdings had an amount due to Inergy of $0.1 million. At September 30, 2006, Holdings did not have an amount due to Inergy.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted a Related Person Transactions Policy. Under this Policy, any related person transaction may be entered into or continue only if approved as provided below.

Related person transactions that in the discretion of the general partner require approval of the conflicts committee in accordance with our Partnership Agreement may be approved only by the conflicts committee. Related person transactions that in the discretion of the general partner do not require approval of the conflicts committee in accordance with our Partnership Agreement may be entered into or continue only if the related person transaction is in the normal course of our business and is (a) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (b) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us), then our Chief Executive Officer has authority to approve the transaction applying the criteria specified our Partnership Agreement. Any other related person transaction may be approved in one of the following two ways. First, the general partner may seek approval of the conflicts committee. If the general partner does not seek approval of the conflicts committee, the transaction may be approved by an independent committee of the board of directors (either the audit committee or a special committee) applying the criteria in our Partnership Agreement.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our and Inergy’s annual financial statements and for other services rendered for the years ended September 30, 2007 and 2006 (in millions):.

For the fiscal year ended September 30,	2007	2006
Inergy Holdings, L.P.:
Audit fees(1)	$0.2	$0.2
Audit-related fees(2)	—	—

Total	$0.2	$0.2

Inergy, L.P.
Audit fees(1)	$2.1	$2.9
Audit-related fees(2)	0.1	0.1

Total	$2.2	$3.0

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

Following the establishment of the audit committee of our general partner, the audit committee reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2007 prior to the commencement of such services. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 90.

2.	Financial Statement Schedules:

Schedule I: Parent Only Financial Statements located on page 128

Schedule II: Valuation and Qualifying Accounts located on page 130

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Inergy Holdings, L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)***

*10.2	Credit Agreement dated as of July 22, 2005 among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Quarterly Report on Form 10-Q filed on August 9, 2006)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.3A	Amendment to the 5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 14, 2005)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Inergy Long Term Incentive Plan (as amended and restated January 1, 2006) (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on February 14, 2006)***

*10.11	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.12	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.13	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.15	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.16	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.17	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.18	Registration Rights Agreement dated January 17, 2006, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.19	Indenture dated as of January 17, 2006 among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.20	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.21	Common Unit Purchase Agreement (incorporated by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on May 25, 2007)

**10.22	Form of Restricted Unit Award Agreement ***

*10.23	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on February 14, 2006)***

*14.1	Inergy Holdings’ Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

**21.1	List of subsidiaries of Inergy Holdings, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.1	Audited balance sheet of Inergy Holdings GP, LLC

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2007 and 2006 and each of the

Three Years in the Period Ended

September 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Inergy Holdings, L.P. and Subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy Holdings, L.P. and Subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 26, 2007

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy Holdings, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2007 acquisitions, which are included in the 2007 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and constituted $98.5 million and $23.6 million in total assets and revenues, respectively. Our audit of internal control over financial reporting of Inergy Holdings, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its 2007 acquisitions.

In our opinion, Inergy Holdings, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and our report dated November 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 26, 2007

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

(in millions, except unit information)

	September 30,
	2007	2006
Assets
Current assets:
Cash	$7.9	$12.1
Accounts receivable, less allowance for doubtful accounts of $3.4 million and $2.9 million at September 30, 2007 and 2006, respectively	112.2	99.5
Inventories (Note 4)	100.5	108.1
Assets from price risk management activities	55.0	46.2
Prepaid expenses and other current assets	23.8	30.0

Total current assets	299.4	295.9

Property, plant and equipment (Note 4)	1,000.3	847.9
Less: accumulated depreciation	179.6	124.4

Property, plant and equipment, net	820.7	723.5

Intangible assets (Note 4):
Customer accounts	238.8	226.0
Other intangible assets	117.1	110.6

	355.9	336.6
Less: accumulated amortization	79.0	52.9

Intangible assets, net	276.9	283.7

Goodwill	365.3	339.7
Other assets	1.1	4.0

Total assets	$1,763.4	$1,646.8

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$100.4	$81.5
Accrued expenses	61.7	63.0
Customer deposits	73.9	98.0
Liabilities from price risk management activities	49.6	49.0
Current portion of long-term debt (Note 6)	57.5	16.9

Total current liabilities	343.1	308.4

Long-term debt, less current portion (Note 6)	684.7	673.1
Other long-term liabilities	7.7	11.8
Deferred income taxes	20.6	15.8
Interest of non-controlling partners in Inergy, L.P.	656.4	656.4

Partners’ capital (Note 9):
Common unitholders (20,009,016 and 20,000,000 units issued and outstanding as of September 30, 2007 and 2006, respectively)	49.2	(18.0)
Accumulated other comprehensive income (loss)	1.7	(0.7)

Total partners’ capital (deficiency)	50.9	(18.7)

Total liabilities and partners’ capital	$1,763.4	$1,646.8

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(in millions, except per unit data)

	Year Ended September 30,
	2007	2006	2005
Revenue:
Propane	$1,150.4	$1,072.3	$851.6
Other	332.7	317.9	200.3

	1,483.1	1,390.2	1,051.9
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	820.0	779.7	593.4
Other	201.7	210.7	130.8

	1,021.7	990.4	724.2
Gross profit	461.4	399.8	327.7
Expenses:
Operating and administrative	253.0	249.5	197.6
Depreciation and amortization	83.4	76.8	50.4
Loss on disposal of assets	8.0	11.5	0.7

Operating income	117.0	62.0	79.0
Other income (expense):
Interest expense, net	(54.4)	(55.8)	(36.1)
Write-off of deferred financing costs	—	—	(7.6)
Other income	1.9	0.8	0.3

Income before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P.	64.5	7.0	35.6
Gain on issuance of units in Inergy, L.P.	80.6	—	—
Provision for income taxes	(6.5)	(0.6)	(0.5)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(36.0)	8.0	(26.8)

Net income	$102.6	$14.4	$8.3

Net income applicable to limited partners’ units	$102.6	$14.4	$8.3

Net income per limited partner unit:(1)
Basic	$5.13	$0.72	$0.49

Diluted	$5.06	$0.71	$0.48

Weighted average limited partners’ units outstanding (in thousands):(1)
Basic	20,003	20,000	17,140
Dilutive units	255	167	46

Diluted	20,258	20,167	17,186

(1)	Adjusted to give effect to the conversion transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in millions)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2004	$(35.0)	$0.2	$(34.8)
Net proceeds from issuance of common units	80.0	—	80.0
Redemption of Partner’s interest	(3.0)	—	(3.0)
Partner contributions	5.6	—	5.6
Distributions	(63.4)	—	(63.4)
Comprehensive income:
Net income	8.3	—	8.3
Unrealized gain on derivative instruments	—	0.7	0.7
Change in unrealized gain (loss) on investments in marketable securities	—	(0.2)	(0.2)

Comprehensive income			8.8

Balance at September 30, 2005	(7.5)	0.7	(6.8)

Distributions	(24.9)	—	(24.9)
Comprehensive income:
Net income	14.4	—	14.4
Unrealized loss on derivative instruments	—	(1.4)	(1.4)

Comprehensive income			13.0

Balance at September 30, 2006	(18.0)	(0.7)	(18.7)

Net proceeds from issuance of common units	75.5	—	75.5
Redemption of partners’ interests	(75.8)	—	(75.8)
Net proceeds from common unit options exercised	0.2		0.2
Distributions	(35.3)	—	(35.3)
Comprehensive income:
Net income	102.6	—	102.6
Unrealized gain on derivative instruments	—	2.4	2.4

Comprehensive income			105.0

Balance at September 30, 2007	$49.2	$1.7	$50.9

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in millons)

	Year Ended September 30,
	2007	2006	2005
Operating activities
Net income	$102.6	$14.4	$8.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59.7	54.6	37.3
Amortization	23.7	22.1	13.1
Amortization of deferred financing costs	2.5	2.3	2.0
Write-off of deferred financing costs	—	—	7.6
Unit-based compensation charges	0.7	0.6	—
Provision for doubtful accounts	3.3	3.6	2.0
Loss on disposal of assets	8.0	11.5	0.7
Gain on issuance of units in Inergy, L.P.	(80.6)	—	—
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	36.0	(8.0)	26.8
Deferred income taxes	4.8	(1.4)	(0.8)
Net assets (liabilities) from price risk management activities	17.6	(10.4)	(10.0)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16.6)	4.7	(19.7)
Inventories	8.4	28.4	(34.7)
Prepaid expenses and other current assets	6.2	(5.7)	(0.1)
Other assets (liabilities)	3.0	(0.7)	(0.2)
Accounts payable	13.8	(47.4)	19.3
Accrued expenses	(5.5)	12.4	14.0
Customer deposits	(24.1)	18.9	18.5

Net cash provided by operating activities	163.5	99.9	84.1

Investing activities
Acquisitions, net of cash acquired	(99.6)	(187.2)	(810.2)
Purchases of property, plant and equipment	(100.9)	(34.5)	(34.1)
Deferred acquisition costs incurred	(0.4)	(0.7)	(0.6)
Proceeds from sale of assets	13.1	11.5	4.2

Net cash used in investing activities	(187.8)	(210.9)	(840.7)

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in millions)

	Year Ended September 30,
	2007	2006	2005
Financing activities
Proceeds from the issuance of long-term debt	$434.0	$735.3	$1,716.0
Principal payments on long-term debt	(388.3)	(643.0)	(1,302.7)
Net proceeds from issuance of Inergy, L.P. common units	104.5	127.4	410.6
Net proceeds from issuance of common units	75.5	—	80.0
Redemption of partners’ interests	(75.8)	—	(3.0)
Distributions to non-controlling partners in Inergy, L.P.	(98.6)	(80.3)	(51.9)
Distributions	(35.3)	(24.9)	(63.4)
Deferred financing costs incurred	—	(5.0)	(24.3)
Net proceeds from unit options exercised of Inergy, L.P.	3.9	4.0	—
Net proceeds from unit options exercised	0.2	—	—
Net proceeds from partners’ contributions	—	—	5.6
Purchase of subordinated units in Inergy, L.P.	—	—	(3.1)

Net cash provided by financing activities	20.1	113.5	763.8

Effect of foreign exchange rate changes on cash	—	—	0.1

Net increase (decrease) in cash	(4.2)	2.5	7.3
Cash at beginning of period	12.1	9.6	2.3

Cash at end of period	$7.9	$12.1	$9.6

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$55.4	$52.9	$30.2

Cash paid during the year for taxes	$1.4	$1.1	$1.7

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$5.5	$9.6	$7.9

Net change to property, plant and equipment through accounts payable and accrued expenses	$0.5	$4.1	$—

Increase (decrease) in the fair value of long-term debt and related interest rate swap liability	$1.1	$(2.0)	$1.6

Goodwill related to the conversion of Inergy, L.P. special units	$10.8	$—	$—

Change in unrealized investment holding gain	$—	$—	$(0.2)

Partner notes payable issued in connection with the payment of distributions	$—	$—	$15.0

Acquisitions, net of cash acquired:
Current assets	$0.4	$32.4	$76.7
Property, plant and equipment	76.5	29.7	520.2
Intangible assets	13.4	77.9	130.9
Goodwill	14.9	83.8	171.1
Other assets	—	0.2	2.4
Current liabilities	(5.6)	(36.8)	(91.1)

	$99.6	$187.2	$810.2

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

Inergy Holdings, L.P. (formerly Inergy Holdings, LLC) (the “Company” or “Holdings”) was formed on November 12, 1996 as a Delaware limited liability company. The Company shall exist as a separate legal entity until the cancellation of the certificate of conversion and the certificate of limited partnership as provided in the Delaware Revised Uniform Limited Partnership Act (the Delaware Act). The limited partners have no liability in excess of contributions to the Company. The general partner of the Company is Inergy Holdings GP, LLC. The Company has no operations of its own but is engaged in the investment in propane and other natural gas liquids companies. The voting partners of the Company holding the majority of the common interest conduct the business affairs of the Company. Inergy Partners, LLC, the non-managing general partner of Inergy, L.P. and holder of the approximate 0.9% general partner interest therein, and Inergy GP, LLC, the managing general partner of Inergy, L.P. (“Inergy” or the “Partnership”), are both wholly owned subsidiaries of the Company.

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

Inergy is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP, LLC in connection with operating Inergy’s business. These costs, which totaled approximately $6.6 million, $8.7 million and $3.0 million for the years ended September 30, 2007, 2006 and 2005, respectively, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

As of September 30, 2007, Holdings owns an aggregate 10.3% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.9% general partnership interest and a 9.4% limited partnership interest. The Company also owns all of the incentive distribution rights provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Inergy Holdings, L.P., its wholly owned subsidiaries, Inergy Partners, LLC (“Partners”), Inergy GP, LLC (“GP”), IPCH Acquisition Corp.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(“IPCHA”) and its controlled subsidiary, Inergy. IPCHA is a subsidiary created as a result of transactions with Inergy. All significant intercompany transactions, including distribution income, and balances have been eliminated in consolidation.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a net gain of $0.1 million in the year ended September 30, 2007, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2007, Inergy recognized a net gain of $1.0 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. The Company’s Accumulated other comprehensive income (loss) for its investment in Inergy was $1.7 million and $(0.7) million at September 30, 2007 and 2006, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $96.8 million, $93.1 million and $67.1 million during the years ended September 30, 2007, 2006, and 2005, respectively.

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

Inergy enters into netting agreements with certain wholesale customers to mitigate its credit risk. As a result of adopting EITF 04-13 in the year ended September 30, 2006, appropriate receivables and payables are reflected at a net balance.

Three suppliers, ExxonMobil Oil Corp. (13%), BP Amoco Corp. (12%) and Sunoco, Inc. (12%), accounted for approximately 37% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at September 30, 2007 and 2006 amount to $59.5 million and $67.8 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25 – 40
Office furniture and equipment	3 – 10
Vehicles	5 – 10
Tanks and plant equipment	5 – 30

Inergy reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2007. See Note 4 for a discussion of assets held for sale at September 30, 2007 and 2006.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Certain intangible assets are amortized on a straight-line basis over their estimated economic lives, as follows:

Years
Customer accounts	15
Covenants not to compete	2 – 10
Deferred financing costs	1 – 10

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in millions):

Year Ending September 30,
2008	$25.1
2009	24.4
2010	22.6
2011	21.7
2012	21.0

Goodwill

Goodwill is recognized pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) for various acquisitions by Inergy as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Under SFAS 142, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

In connection with the goodwill impairment evaluation, Inergy identified four reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” to its carrying amount.

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2007.

Income Taxes

The earnings of the Company, its limited liability subsidiaries and Inergy are included in the Federal and state income tax returns of the individual members or partners. As a result, no income tax expense has been reflected in the consolidated financial statements relating to the earnings of Inergy and the limited liability subsidiaries. Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA and Services). These corporations account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company accounts for the collection and remittance of all taxes on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of operations.

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased under contract that will be delivered at a future date.

Computer Software Costs

The Company includes in property, plant and equipment costs associated with the acquisition of computer software. Inergy amortizes computer software costs on a straight-line basis over expected periods of benefit, which generally are five years.

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the aggregate fair value of the Company’s long-term debt was approximately $735.3 million and $679.6 million as of September 30, 2007 and 2006, respectively. See Note 5 for the fair value of Inergy’s derivative financial instruments.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which can include, but is not limited to, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) at September 30, 2007, 2006 and 2005 was $1.7 million, $(0.7) million and $0.7 million, respectively, and consisted entirely of unrealized gains (losses) on derivative instruments.

Pursuant to SFAS 133, Inergy records the effective portion of the unrealized gains and losses on its derivative financial instruments that qualify as cash flow hedges as other comprehensive income.

Interest of Non-controlling Partners in Inergy, L.P.

Cash investments by third parties are recorded as an increase in the interest of non-controlling partners in Inergy, L.P. in the consolidated balance sheets. Gains are recognized at the dates cash investments are made unless the third-party investors are entitled to a preferential return on their investments.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest, after considering priority distributions, by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering priority distributions, by the weighted average number of units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan.

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

The amount of compensation expense recorded by Inergy under the provisions of SFAS 123(R) during the years ended September 30, 2007 and 2006 was approximately $0.7 million and $0.6 million, respectively. The compensation expense for the years ended September 30, 2007 and 2006 includes approximately $0.3 million of unit-based compensation expense for Holdings.

The following table illustrates the effect on net income and net income per limited partner unit as if the Company had applied the fair value recognition provision of SFAS No. 123(R) to unit-based employee compensation for the year ended September 30, 2005. For purposes of pro forma disclosures, the estimated fair value of an option is amortized to expense over the option’s vesting period (in millions, except per unit data):

2005
Net income applicable to limited partner units as reported	$8.3
Deduct: Total unit-based employee compensation expense determined under fair value method for all awards	0.1

Pro forma net income	$8.2

Pro forma net income per limited partner unit
Basic—as reported	$0.49
Basic—pro forma	$0.48
Diluted—as reported	$0.48
Diluted—pro forma	$0.48

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Recently Issued Accounting Pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is required to be adopted by Inergy for the fiscal year ended September 30, 2009. The Company is evaluating the potential financial statement impact of SFAS 159 to its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the fiscal year ended September 30, 2009. The Company is evaluating the potential financial statement impact of SFAS 157 to its consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) amends SFAS 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also establishes a requirement to evaluate securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company has adopted SFAS 155 for all financial instruments acquired or issued on or after October 1, 2006. The adoption of SFAS 155 has not had a material effect on the consolidated financial statements in the current year as well as all prior years considered.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. The Company has adopted SAB 108 for the fiscal year ended September 30, 2007, which did not have a material effect on the consolidated financial statements in the current year as well as all prior years considered.

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. SFAS 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The Company has adopted SFAS 154 for the fiscal year ended September 30, 2007, which did not have a material effect on the consolidated financial statements in the current year as well as all prior years considered.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” requires companies to disclose their policy regarding the presentation of tax receipts. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company has early adopted the consensus reached in this EITF for the fiscal year ended September 30, 2007, which did not have a material effect on the consolidated financial statements in the current year as well as all prior years considered.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. FIN 48 is required to be adopted by the Company for the fiscal year ended September 30, 2008. The Company is evaluating the potential financial statement impact of FIN 48 to our consolidated financials statements.

Note 3. Acquisitions

During the fiscal year ended September 30, 2007, Inergy made 13 acquisitions, including Columbus Butane Company, Inc., Hometown Propane, Inc., Quality Propane, Inc., Bay Cities Gas Corporation, Prince Oil Company, Inc., DeCock Bottled Gas & Appliance, Inc. and the propane assets of five other retail locations. Inergy also acquired a natural gas liquids storage facility located near Bath, New York (the “Bath Storage Facility”), and completed the acquisition of the 24-mile lateral pipeline (“South Lateral Pipeline”) connecting its Stagecoach natural gas storage facility to Tennessee Gas Pipeline Company’s Line 300. The aggregate purchase price of these 13 acquisitions, net of cash acquired, was approximately $98.9 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

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

As a result of the fiscal 2007 acquisitions, Inergy acquired $14.4 million of goodwill and $19.5 million of intangible assets, consisting of the following (in millions):

Customer accounts	$12.8
Non-compete agreements	6.7

Total intangible assets	$19.5

The weighted average amortization period of amortizable intangible assets acquired during the year ended September 30, 2007, is approximately 10 years.

During the fourth quarter of 2007, Inergy finalized its purchase price allocation of the fair value of the Bath Storage Facility’s assets based on certain third party information. The Company recorded a purchase price adjustment which increased the fair value of its fixed assets (including land and wells) and accumulated

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

depreciation by $14.4 million and $0.9 million, respectively, decreased goodwill, non-compete agreements and accumulated amortization by $12.4 million, $3.2 million and $0.3 million respectively, and increased customer accounts by $1.2 million.

Note 4. Certain Balance Sheet Information

Inventories

Inventories consist of the following at September 30, 2007 and 2006, respectively (in millions):

	2007	2006
Propane gas and other liquids	$88.5	$96.1
Appliances, parts and supplies	12.0	12.0

	$100.5	$108.1

Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2007 and 2006, respectively (in millions):

	2007	2006
Tanks and plant equipment	$619.2	$578.4
Land and buildings	233.9	135.5
Vehicles	97.7	89.3
Construction in process	27.7	24.7
Office furniture and equipment	21.8	20.0

	1,000.3	847.9
Less: accumulated depreciation	179.6	124.4

Property, plant and equipment, net	$820.7	$723.5

Depreciation expense totaled $59.7 million, $54.6 million, and $37.3 million for the years ended September 30, 2007, 2006 and 2005, respectively.

At September 30, 2007 and 2006, Inergy capitalized interest of $3.1 million and $0.4 million, respectively, related to certain Midstream asset expansion projects.

As discussed in Note 3, the Company recorded a purchase price adjustment in the fourth quarter of 2007 related to the Bath Storage Facility acquisition which increased the value of fixed assets and accumulated depreciation by $14.4 million and $0.9 million, respectively. In the fourth quarter of 2006, the Company recorded a purchase price adjustment related to the Stagecoach acquisition which decreased the value of fixed assets and accumulated depreciation by $84.4 million and $4.3 million, respectively.

The property, plant and equipment balances above at September 30, 2007 and 2006 include approximately $8.5 million and $6.8 million, respectively, of propane operations assets deemed held for sale under the provisions of SFAS 144. These assets were identified primarily during the fourth quarters of 2007 and 2006 as a result of the integration of the larger retail propane acquisitions closed since November 2004 as Inergy has focused on eliminating redundant operations, primarily tanks and equipment, vehicles and certain real estate. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of approximately $6.2 million and $6.6 million for the years ended September 30, 2007 and 2006, respectively. The $6.2 million and $6.6 million charges are included as components of operating income as losses on disposal of assets. When aggregated with other realized losses, such amounts totaled $8.0 million and $11.5 million, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets consist of the following at September 30, 2007 and 2006, respectively (in millions):

	2007	2006
Customer accounts	$238.8	$226.0
(accumulated amortization—customer accounts)	(48.6)	(33.7)
Covenants not to compete	60.9	54.2
(accumulated amortization—covenants not to compete)	(22.6)	(14.6)
Deferred financing and other costs	23.4	23.6
(accumulated amortization—deferred financing and other costs)	(7.8)	(4.6)
Trademarks	32.8	32.8

Total intangible assets, net	$276.9	$283.7

Amortization and interest expense associated with the above described intangible assets at September 30, 2007, 2006 and 2005 amounted to $26.2 million, $24.3 million and $14.8 million, respectively.

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

As discussed in Note 2, all of these financial instruments are accounted for under SFAS 133. Inergy has entered into derivative financial instruments to manage its exposure to fluctuations in commodity prices and to the variability of future cash flows. The effects of commodity price volatility have generally been mitigated by Inergy’s attempts to maintain a balanced portfolio of derivative financial instruments and inventory positions in terms of notional amounts.

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2007 and 2006 (in millions):

	September 30,
	2007		2006
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	5.0	4.8	8.0	7.5
Natural gas (MMBTU’s)	7.9	7.9	5.5	5.4

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure our exposure to market or credit risks.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2007 and September 30, 2006 was assets of $55.0 million and $46.2 million, respectively, and liabilities of $49.6 million and $49.0 million, respectively.

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

The net change in unrealized gains and losses related to all price risk management activities, including wholesale inventory accounted for under a fair value hedge and deferred gains and losses accounted for under a cash flow hedge, for the years ended September 30, 2007, 2006 and 2005 of $23.9 million, $(39.5) million, and $24.1 million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations or are deferred in the Company’s Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. in the accompanying consolidated balance sheets. Included in the $23.9 million above is $9.9 million which is deferred in the Company’s Accumulated Other Comprehensive Income and interest of non-controlling partner in Inergy, L.P., $16.6 million due to the reversal of the balance sheet items recorded in the year ended September 30, 2006, and changes in fair value of other price risk management activities. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in the Company’s Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. at September 30, 2006. Included in the above $24.1 million is a non-cash gain of $19.4 million related to derivative contracts maturing in the following year and changes in fair value of other price risk management activities. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2007 and 2006 where settlement has not yet occurred (in millions):

	Year Ended September 30,
	2007	2006
Net fair value gain (loss) of contracts outstanding at beginning of year	$(2.8)	$8.8
Initial recorded value of new contracts entered into during the year	1.4	—
Net change in physical exchange contracts	(2.0)	(0.6)
Change in fair value of contracts attributable to market movement during the year	20.6	(4.4)
Realized gains	(11.8)	(6.6)

Net fair value of contracts outstanding at end of year	$5.4	$(2.8)

Of the outstanding unrealized gain (loss) as of September 30, 2007 and 2006, $5.5 million and $(2.7) million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were $(0.1) million at September 30, 2007 and 2006.

During the years ended September 30, 2007, 2006, and 2005, Inergy recognized a net gain of $0.1 million and less than $0.1 million, and a net loss of $0.2 million, respectively, related to the ineffective portion of its fair

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

value commodity hedging instruments and a net gain of $1.0 million, and a net loss of $0.4 million and $0.6 million, respectively, related to the portion of the fair value commodity hedging instruments excluded from the assessment of hedge effectiveness.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS 133.

The total amount of deferred cash flow hedge gains recorded in Inergy’s other comprehensive income as of September 30, 2007 in the amount of $9.2 million is expected to be reclassified to future earnings predominantly within the next twelve months, contemporaneously with the timing that related physical purchase of the underlying commodity affect earnings. During the years ended September 30, 2007 and 2006, there was no material ineffectiveness related to cash flow hedges. The total amount of deferred cash flow hedge losses recorded in Inergy’s other comprehensive income as of September 30, 2006 in the amount of $16.6 million was reclassified to earnings during the fiscal year ended September 30, 2007, none of which was related to forecasted transactions that were no longer considered probable of occurring. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2007 and 2006 were propane retailers, resellers, energy marketers and dealers.

Note 6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,
	2007	2006
Inergy credit agreement	$71.0	$22.7
Inergy senior unsecured notes	622.4	621.4
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	16.8	15.6
Holdings bank facility	7.0	5.3
Holdings term loan	25.0	25.0

	742.2	690.0
Less current portion	57.5	16.9

	$684.7	$673.1

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On August 9, 2005, the Company entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan is August 9, 2008 and is collateralized by certain of our interests in Inergy. In addition, the Term Loan is guaranteed by IPCHA. The proceeds from this loan were used to acquire 769,941 special units in Inergy in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Term Loan contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank. The Bank Facility consists of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2008 and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The prime rate and LIBOR plus the applicable spreads were 7.51% at September 30, 2007 for all outstanding debt under the Bank Facility. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s Credit Agreement

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). The Credit Agreement carries terms, conditions and covenants substantially similar to the previous credit agreement. The Credit Agreement is secured by a first priority lien on substantially all of Inergy’s assets and those of its domestic subsidiaries and the pledge of all of the equity interests or membership interests in its domestic subsidiaries. In addition, the Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries. In October 2006, Inergy amended the Credit Agreement with existing lenders primarily to increase the effective amount of working capital borrowing capacity available to us under the two facilities from $150 million to $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Other terms, conditions, and covenants remained materially unchanged. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

Inergy is required to reduce the principal outstanding on the Working Capital Facility to $10 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $10 million of the outstanding balance at September 30, 2007 and 2006 have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2007, the balance outstanding under the Credit Agreement was $71.0 million, including $40.0 million under the Acquisition Facility and $31.0 million under the Working Capital Facility. At September 30, 2006, borrowings under the Credit Agreement were $22.7 million under the Working Capital Facility. The prime rate and LIBOR plus the applicable spreads were between 7.0% and 7.2% at September 30, 2007, and between 7.08% and 8.50% at September 30, 2006, for all outstanding debt under the Credit Agreement.

The Credit Agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Credit Agreement amounted to $327.4 million and $369.4 million at September 30, 2007 and 2006, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $26.6 million and $32.9 million at September 30, 2007 and 2006, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2007, the Company was in compliance with all of its debt covenants.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. At September 30, 2007, Inergy had recorded an approximate $2.5 million reduction in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long-term liabilities.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and certain sellers of retail propane companies acquired from fiscal years 1999 through 2007 with payments due through 2017 and imputed interest ranging from 3.5% to 9.0%. Noninterest-bearing obligations consist of $20.4 million and $19.1 million in total payments due under agreements, less unamortized discount based on imputed interest of $3.7 million and $3.5 million at September 30, 2007 and 2006, respectively. Additionally, Inergy has a long-term obligation related to a long-term asset management agreement for certain transportation services provided to one of Inergy’s subsidiaries. The unpaid balance of this obligation was $8.2 million at September 30, 2007.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate amounts of principal to be paid on the outstanding long-term debt and other long-term obligations during the next five years ending September 30 and thereafter are as follows (in millions):

	Other Obligations	Long-term debt and Notes Payable
2008	$3.1	$57.5
2009	5.1	3.1
2010	—	2.5
2011	—	52.3
2012	—	1.4
Thereafter	—	625.4

Total debt and other obligations	$8.2	$742.2

Note 7. Leases

Inergy has certain noncancelable operating leases, mainly for office space and vehicles, which expire at various times over the next ten years. Certain of these leases contain terms that provide that the rental payment be indexed to published information.

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in millions):

Year Ending September 30,
2008	$6.7
2009	5.1
2010	3.9
2011	2.6
2012	1.8
Thereafter	3.0

Total minimum lease payments	$23.1

Rent expense for operating leases for the years ending September 30, 2007, 2006, and 2005 totaled $9.7 million, $9.6 million, and $7.9 million, respectively.

Inergy has certain related party leases as discussed in Note 13.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 8. Income Taxes

The provision for income taxes for the years ended September 30, 2007, 2006, and 2005 consists of the following (in millions):

	Year Ended September 30,
	2007	2006	2005
Current:
Federal	$0.9	$1.1	$1.1
State	0.8	0.8	0.2

Total current	1.7	1.9	1.3

Deferred:
Federal	4.3	(1.1)	(0.7)
State	0.5	(0.2)	(0.1)

Total deferred	4.8	(1.3)	(0.8)

Provision for income taxes	$6.5	$0.6	$0.5

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2007, 2006 and 2005, relates to taxable income of the corporations as discussed in Note 2.

Deferred income taxes related to IPCHA reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2007 and 2006 are as follows (in millions):

	September 30,
	2007	2006
Deferred tax assets:
NOL carryforward	$0.4	$0.9

	0.4	0.9
Deferred tax liabilities:
Basis difference in stock of acquired company	(21.0)	(16.7)

	(21.0)	(16.7)

Net deferred tax liability	$(20.6)	$(15.8)

The net operating loss carryforward of $1.2 million fully expires by September 30, 2020.

Note 9. Partners’ Capital

The partners of the Company receive a portion of the distributions earned. Distributions paid by the Company to its partners amounted to $35.3 million, $24.9 million and $63.4 million for the years ended September 30, 2007, 2006 and 2005, respectively, or $1.77, $1.23, and $3.70 per unit, respectively, for the periods to which these distributions relate.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Common Unit Offerings

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

Gain on Issuance of Units in Inergy

On April 25, 2007, the Inergy special units that were issued in August 2005 to Inergy Holdings, L.P. were converted into 919,349 common units as a result of the commercial operation of the Phase II expansion of the Stagecoach Natural Gas Storage Facility. Upon this conversion, Inergy no longer had a class of equity securities that had distribution rights over any other class of equity interests. As a result, according to Staff Accounting Bulletin No. 51, the Company recognized the previously deferred gains resulting from issuances of Inergy common units to third parties at a unit price that exceeded the current carrying value of the Company’s investment in Inergy common units. Accordingly, the Company recorded a gain of approximately $80.6 million, which is reflected as a separate item in our consolidated statements of operations.

Note 10. Long Term Incentive Plan

Inergy Holdings, L.P. Long Term Incentive Plan

The Company’s general partner sponsors the Inergy Holdings Long Term Incentive Plan (“Holdings LTIP”) for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted phantom units or unit appreciation rights under the Holdings LTIP as of September 30, 2007. The Holdings LTIP permits the grant of awards covering an aggregate of 2,000,000 units. Through September 30, 2007, we have granted an aggregate of 772,500 unit options and 1,016 restricted units pursuant to the Holdings LTIP. The Holdings LTIP is administered by the compensation committee of the board of directors of our general partner.

Restricted Units

A restricted unit is a common unit that participates in distributions and vests over a period of time yet during such time is subject to forfeiture. The compensation committee may make grants of restricted units under the plan to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a Change in Control, as defined in the plan. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted unit. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

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

Distribution Equivalent Rights.

The compensation committee may, in its discretion, grant distribution equivalent rights (“DERs”) with respect to awards other than restricted units. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by the Company during the period the Award is outstanding. Payment of a DER may be subject to the same vesting terms as the Award to which it relates.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s unit option activity for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2004	—	—	—
Granted	$22.50 – $33.45	$23.38	690,000
Exercised	—	—	—
Canceled	$22.50	$22.50	40,000

Outstanding at September 30, 2005	$22.50 – $33.45	$23.44	650,000
Granted	$31.91 – $35.35	$33.89	62,500
Exercised	—	—	—
Canceled	$22.50 – $33.51	$23.95	38,000

Outstanding at September 30, 2006	$22.50 – $35.35	$24.38	674,500
Granted	$34.43 – $50.85	$39.73	20,000
Exercised	$22.50	$22.50	8,000
Canceled	$22.50	$22.50	16,500

Outstanding at September 30, 2007	$22.50 – $50.85	$24.90	670,000

Exercisable at September 30, 2007			—

Information regarding options outstanding and exercisable as of September 30, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$22.50	525,000	7.7	$22.50	—	—
$29.15	12,500	7.8	29.15	—	—
$30.52 – $35.60	125,000	8.3	33.20	—	—
$40.69 – $45.77	2,500	9.9	44.98	—	—
$45.78 – $50.85	5,000	9.6	49.28	—	—

	670,000	7.9	$24.90	—	—

The weighted-average remaining contract life for options outstanding at September 30, 2007 was approximately eight years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2007	2006	2005
Weighted average fair value of options granted	$7.34	$6.31	$2.61
Expected volatility	0.234	0.244	0.167
Distribution yield	4.3%	4.1%	4.0%
Expected life of option in years	5	5	5
Risk-free interest rate	4.2%	4.9%	3.9%

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value of options outstanding at September 30, 2007 was $15.3 million. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2007 was $0.2 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $47.70 on September 28, 2007, and the exercise price multiplied by the number of options outstanding.

Inergy Holdings, L.P. Unit Purchase Plan

The Company’s general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. The common unit purchase plan permits participants to purchase common units in market transactions from the Company, the general partner or any other person at the end of each fiscal quarter. The Company has reserved 100,000 of its common units for purchase under the common unit purchase plan. As determined by the compensation committee, the general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. The general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of the Company’s common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under the common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in the common unit purchase plan again until the one-year anniversary of the date of such sale. The Company’s common unit purchase plan is intended to serve as a means for encouraging participants to invest in its common units. Common units purchased through the unit purchase plan for the fiscal years ended September 30, 2007 and 2006 were 2,667 units and 837 units, respectively.

Inergy, L.P. Long Term Incentive Plan

Inergy’s managing general partner sponsors the Long Term Incentive Plan (“Inergy LTIP”) for its employees, consultants, and directors and the employees of its affiliates that perform services for Inergy. The Inergy LTIP currently permits the grant of awards covering an aggregate of 5,000,000 Inergy common units, which can be granted in the form of unit options, phantom units and/or restricted units. With the exception of 56,000 unit options (exercise prices from $1.92 to $5.34) granted to non-executive employees in exchange for option grants made by the predecessor in fiscal 1999, all of which have been grandfathered into the Inergy LTIP and are presented as grants in the table below, all units granted under the plan will vest in accordance with the Unit Option Agreements, which typically provide that unit options begin vesting five years from the anniversary date of the applicable grant date. Shares issued as a result of unit option exercises are newly issued shares.

Restricted Units

A restricted unit is a common unit that participates in distributions and vests over a period of time yet during such time is subject to forfeiture. The compensation committee may make grants of restricted units to employees, directors and consultants containing such terms as the compensation committee determines. The compensation committee will determine the period over which restricted units granted to participants will vest. The compensation committee, in its discretion, may base its determination upon the achievement of specified financial objectives or other events. In addition, the restricted units will vest upon a change in control of the managing general partner of Inergy. If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the compensation committee or the terms of the award agreement provide otherwise.

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

During the 2006 fiscal year, the compensation committee granted 58,756 restricted units. During the current fiscal year, the compensation committee has granted an additional 69,520 restricted units. The majority of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these units each quarter by multiplying the closing price of Inergy’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

The compensation expense recorded by Inergy related to these restricted stock awards was $0.4 million and less than $0.1 million for the years ended September 30, 2007 and 2006, respectively.

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

A summary of Inergy’s unit option activity for the years ended September 30, 2007, 2006, and 2005, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2004	$1.92 – $24.71	$13.79	1,115,064
Granted	$27.14 – $31.32	$28.90	95,500
Exercised	—	—	—
Canceled	$10.00 – $27.14	$16.80	103,000

Outstanding at September 30, 2005	$1.92 – $31.32	$14.81	1,107,564
Granted	$26.20 – $26.51	$26.27	6,500
Exercised	$1.92 – $16.87	$11.39	355,600
Canceled	$15.34 – $27.14	$18.75	46,500

Outstanding at September 30, 2006	$8.19 – $31.32	$16.37	711,964
Granted	—	—	—
Exercised	$8.19 – $27.14	$11.89	325,464
Canceled	$13.75 – $20.13	$19.54	56,000

Outstanding at September 30, 2007	$13.75 – $31.32	$20.25	330,500

Exercisable at September 30, 2007	$13.75 – $14.95	$14.68	68,000

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding options outstanding and exercisable as of September 30, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$12.53 – $15.66	108,000	4.7	$14.82	68,000	$14.68
$15.66 – $18.79	78,000	5.5	16.12	—	—
$18.79 – $21.92	25,000	6.0	20.96	—	—
$21.92 – $25.06	30,000	6.5	23.94	—	—
$25.06 – $28.19	30,000	7.4	26.95	—	—
$28.19 – $31.32	59,500	7.8	29.97	—	—

	330,500	5.9	$20.25	68,000	$14.68

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2007 were approximately six years and four years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2007	2006	2005
Weighted average fair value of options granted	—	$1.28	$1.36
Expected volatility	0.231	0.167	0.158
Distribution yield	7.4%	8.0%	7.0%
Expected life of option in years	5	5	5
Risk-free interest rate	4.2%	4.6%	3.5%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2007 were $3.8 million and $1.2 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2007 was $5.9 million. Aggregate intrinsic value represents the positive difference between Inergy’s closing stock price on the last trading day of the fiscal period, which was $31.62 on September 28, 2007, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2007, there was $4.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including approximately $1.8 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a five-year period.

Inergy, L.P. Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2007, 2006, and 2005 were 8,681 units, 12,159 units, and 10,496 units, respectively.

Note 11. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $15,500 in 2007. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $1.9 million, $1.8 million, and $1.2 million in 2007, 2006, and 2005, respectively.

Of Inergy’s 2,971 employees, approximately 5% are subject to collective bargaining agreements. For the years ended September 30, 2007, 2006 and 2005, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.6 million, $2.6 million and $1.5 million, respectively.

Note 12. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2007, the total of these firm purchase commitments was approximately $292.4 million and the purchases associated with these commitments will occur over the course of the next year. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Stagecoach and West Coast NGL midstream assets. At September 30, 2007, the total of these firm purchase commitments was approximately $37.9 million and the purchases associated with these commitments will occur over the course of the next year.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2007 and 2006, Inergy’s self-insurance reserves were $13.2 million and $11.2 million, respectively.

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

In connection with the financing of Inergy’s Phase II expansion rights on its Stagecoach natural gas storage facility, on August 9, 2005 the Company entered into the Special Unit Purchase Agreement with Inergy. The Company purchased from Inergy 769,941 special units for $25 million in cash using funds from a bank loan. On April 25, 2007, these units converted to 919,349 Inergy common units as a result of the commercial operation of the Phase II expansion of the Stagecoach Natural Gas Storage Facility. Since Inergy, L.P. is consolidated in the financial statements of Inergy Holdings, L.P., only the $25 million term loan is presented in the financial statements.

On August 9, 2005, the Company also entered into a separate Registration Rights Agreement with Inergy relating to the Inergy special units that allows for the registered resale of these units. On February 10, 2006, Inergy filed a shelf registration statement with the SEC for the resale of the common units issuable upon conversion of the special units. The shelf registration statement has not yet been declared effective by the SEC.

On occasion, Holdings reimburses Inergy for expenses paid on Holdings’ behalf and Inergy reimburses Holdings for expenses it incurs on behalf of Holdings. At September 30, 2007, Inergy had $0.1 million due from Holdings. No amount was due from Holdings at September 30, 2006.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues, gross profit, identifiable assets and goodwill for each of the Company’s reportable segments are presented below (in millions):

	Year Ended September 30, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$733.2	$—	$—	$—	$733.2
Wholesale propane revenues	393.8	23.4	—	—	417.2
Storage, fractionation and other midstream revenues	—	164.4	(0.5)	—	163.9
Transportation revenues	12.3	—	—	—	12.3
Propane-related appliance sales revenues	23.0	—	—	—	23.0
Retail service revenues	16.7	—	—	—	16.7
Rental service and other revenues	24.7	—	—	—	24.7
Distillate revenues	92.1	—	—	—	92.1
Gross profit	398.3	63.1	—	—	461.4
Identifiable assets	187.1	25.6	—	—	212.7
Goodwill	268.8	85.7	—	10.8	365.3
Property, plant and equipment	672.4	319.1	—	8.8	1,000.3

	Year Ended September 30, 2006
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$701.1	$—	$—	$—	$701.1
Wholesale propane revenues	351.7	19.5	—	—	371.2
Storage, fractionation and other midstream revenues	—	153.5	(0.4)	—	153.1
Transportation revenues	10.1	—	—	—	10.1
Propane-related appliance sales revenues	23.7	—	—	—	23.7
Retail service revenues	16.7	—	—	—	16.7
Rental service and other revenues	22.5	—	—	—	22.5
Distillate revenues	91.8	—	—	—	91.8
Gross profit	357.4	42.4	—	—	399.8
Identifiable assets	192.3	15.3	—	—	207.6
Goodwill	265.8	73.9	—	—	339.7
Property, plant and equipment	654.7	185.4	—	7.8	847.9

	Year Ended September 30, 2005
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$526.5	$—	$—	$—	$526.5
Wholesale propane revenues	305.5	19.6	—	—	325.1
Storage, fractionation and other midstream revenues	—	77.0	—	—	77.0
Transportation revenues	11.1	—	—	—	11.1
Propane-related appliance sales revenues	11.2	—	—	—	11.2
Retail service revenues	14.8	—	—	—	14.8
Rental service and other revenues	14.2	—	—	—	14.2
Distillate revenues	72.0	—	—	—	72.0
Gross profit	308.9	18.8	—	—	327.7
Identifiable assets	196.3	21.0	—	—	217.3
Goodwill	233.9	22.7	—	—	256.6
Property, plant and equipment	563.1	235.1	—	6.6	804.8

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 15. Quarterly Financial Data (Unaudited)

Inergy’s business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive. Summarized unaudited quarterly financial data is presented below (in millions, except per unit information):

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2007
Revenues	$408.3	$553.6	$247.7	$273.5
Gross profit(a)	129.7	184.3	76.7	70.7
Operating income (loss)	42.8	98.9	(8.8)	(15.9)
Net income (loss)	7.1	12.2	79.4	3.9
Net income (loss) per limited partner unit:
Basic	$0.36	$0.61	$3.97	$0.19
Diluted	$0.35	$0.60	$3.91	$0.19

Fiscal 2006
Revenues	$450.9	$477.7	$216.3	$245.3
Gross profit(a)	113.1	152.1	66.1	68.5
Operating income (loss)	23.9	75.8	(19.5)	(18.2)
Net income (loss)	3.7	9.0	(0.3)	2.0
Net income (loss) per limited partner unit:(b)
Basic	$0.19	$0.45	$(0.02)	$0.10
Diluted	$0.19	$0.45	$(0.02)	$0.10

(a)

During 2006, gross profit reflects a non-cash loss associated with derivative contracts of approximately $20.0 million, of which $19.4 million is the reversal of the non-cash gain recorded in the quarter ended September 30, 2005, and an additional $0.6 million reflects a non-cash loss associated with derivative contracts which will reverse over the subsequent two quarters as the physical gallons are delivered to retail customers

(b)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.

Note 16. Issuance of Subsidiary Units

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

In June 2006, Inergy issued 4,312,500 common units, under the shelf registration statement, in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of approximately $102.7 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under Inergy’s Credit Agreement with the remainder used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In February 2007, Inergy issued 3,450,000 common units, under the shelf registration statement, which included 450,000 common units issued as a result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of approximately $104.5 million, after deducting underwriters’ discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay indebtedness under Inergy’s Credit Agreement.

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

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. Inergy made distributions to unitholders, including the non-managing general partner, totaling $136.8 million, $107.6 million, and $67.8 million for the years ended September 30, 2007, 2006, and 2005, respectively, or $2.28, $2.14, and $1.91 per unit, respectively, for the periods to which these distributions relate.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter. In addition, the Company and its subsidiaries own 4,706,689 common units, which approximates a 9.4% limited partner interest.

Note 18. Subsequent Events

On October 4, 2007, Inergy acquired the assets of Riverside Oil and Gas Company headquartered in Chestertown, New York. Riverside Oil and Gas delivers retail propane to approximately 3,800 customers.

On October 5, 2007, Inergy acquired the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a natural gas storage facility located in Steuben County, New York. In addition to Steuben, ASC owns the development rights to the Thomas Corners storage project, also located in Steuben County.

On November 14, 2007 a quarterly distribution of $0.535 per limited partner unit was paid to unitholders of record on November 7, 2007 with respect to the fourth fiscal quarter of 2007, which totaled $10.8 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

By Inergy Holdings GP, LLC
(its general partner)

Dated: November 28, 2007	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
November 28, 2007	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

November 28, 2007	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 28, 2007	Warren H. Gfeller, Director

November 28, 2007	/s/ ARTHUR B. KRAUSE Arthur B. Krause, Director

November 28, 2007	/s/ RICHARD T. O’BRIEN Richard T. O’Brien, Director

Schedule I

Inergy Holdings, L.P.

Parent Only

Balance Sheets

(in millions, except unit information)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$0.1	$—
Prepaid expenses and other current assets	0.2	0.1

Total current assets	0.3	0.1
Intangible assets, net	0.1	0.2
Goodwill	7.3	7.3
Investment in subsidiaries	70.8	0.9
Notes receivable due from related parties	3.1	3.2

Total assets	$81.6	$11.7

Liabilities and partners’ capital
Current liabilities:
Accrued interest	$0.2	$0.2
Other accrued expenses	—	—
Current portion of long-term debt	29.2

Total current liabilities	29.4	0.2
Long-term debt	—	28.9
Notes payable due to related parties	1.3	1.3
Partners’ capital
Common unitholders (20,009,016 and 20,000,000 units issued and outstanding as of September 30, 2007 and 2006, respectively)	50.7	(18.7)
Accumulated other comprehensive income (loss)	0.2	—

Total partners’ capital (deficiency)	50.9	(18.7)

Total liabilities and partners’ capital	$81.6	$11.7

Schedule I

Inergy Holdings, L.P.

Parent Only

Statements of Operations

(in millions)

	Year Ended September 30,
	2007	2006	2005
Equity in earnings of subsidiaries	$104.7	$17.8	$11.4
Expenses:
Operating and administrative	0.8	1.4	0.5
Amortization	—	—	0.1

Operating income	103.9	16.4	10.8
Other income (expense):
Gain on issuance of units in Inergy, L.P.	0.9	—	—
Write-off of deferred financing costs	—	—	(0.6)
Interest expense, net	(2.2)	(2.0)	(1.9)

Net income	$102.6	$14.4	$8.3

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions (recoveries)	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2007	$2.9	$3.3	$0.5	$(3.3)	$3.4
2006	2.4	3.6	0.9	(4.0)	2.9
2005	1.1	2.0	0.1	(0.8)	2.4