Form 10-Q
period 2007-12-31
INERGY HOLDINGS, L.P.
filed 2008-02-06
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at February 1, 2008:

Common Units                    20,209,016

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	December 31, 2007	September 30, 2007
	(unaudited)
Assets
Current assets:
Cash	$23.2	$7.9
Accounts receivable, less allowance for doubtful accounts of $2.9 million and $3.4 million at December 31, 2007 and September 30, 2007, respectively	183.9	112.2
Inventories (Note 3)	126.6	100.5
Assets from price risk management activities	46.7	55.0
Prepaid expenses and other current assets	22.5	23.8

Total current assets	402.9	299.4

Property, plant and equipment (Note 3)	1,053.3	1,000.3
Less: accumulated depreciation	195.0	179.6

Property, plant and equipment, net	858.3	820.7

Intangible assets (Note 3):
Customer accounts	239.7	238.8
Other intangible assets	117.8	117.1

	357.5	355.9
Less: accumulated amortization	85.3	79.0

Intangible assets, net	272.2	276.9

Goodwill	386.9	365.3
Other assets	3.3	1.1

Total assets	$1,923.6	$1,763.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$141.6	$100.4
Accrued expenses	62.1	61.7
Customer deposits	56.8	73.9
Liabilities from price risk management activities	38.8	49.6
Current portion of long-term debt (Note 5)	77.9	57.5

Total current liabilities	377.2	343.1

Long-term debt, less current portion (Note 5)	811.2	684.7
Other long-term liabilities	3.9	7.7
Deferred income taxes	20.5	20.6
Interest of non-controlling partners in Inergy, L.P.	657.3	656.4
Interest of non-controlling partners in ASC’s subsidiaries (Note 4)	3.1	—

Partners’ capital (Note 6)
Common unitholders (20,209,016 and 20,009,016 units issued and outstanding as of December 31, 2007 and September 30, 2007, respectively)	48.6	49.2
Accumulated other comprehensive income	1.8	1.7

Total partners’ capital	50.4	50.9

Total liabilities and partners’ capital	$1,923.6	$1,763.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Revenue:
Propane	$402.6	$327.4
Other	112.0	80.9

	514.6	408.3
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	307.3	230.7
Other	68.2	47.9

	375.5	278.6

Gross profit	139.1	129.7
Expenses:
Operating and administrative	65.3	65.7
Depreciation and amortization	22.8	20.5
Gain (loss) on disposal of assets	1.1	(0.7)

Operating income	52.1	42.8

Other income (expense):
Interest expense, net	(15.5)	(14.3)
Other income	0.1	0.2

Income before income taxes and interest of non-controlling partners in Inergy, L.P. and ASC	36.7	28.7

Provision for income taxes	(0.5)	(0.2)
Interest of non-controlling partners in Inergy, L.P.’s net income	(25.7)	(21.4)
Interest of non-controlling partners in ASC’s consolidated net income (Note 4)	(0.3)	—

Net income	$10.2	$7.1

Net income applicable to limited partners’ units	$10.2	$7.1

Net income per limited partner unit:
Basic	$0.51	$0.36

Diluted	$0.50	$0.35

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,008	20,001
Dilutive units	277	183

Diluted	20,285	20,184

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at September 30, 2007	$49.2	$1.7	$50.9
Distributions	(10.8)	—	(10.8)
Comprehensive income:
Net income	10.2	—	10.2
Unrealized gain on cash flow hedges, net of reclassification of realized gains on cash flow hedges into earnings of $4.1 million	—	0.1	0.1

Comprehensive income			10.3

Balance at December 31, 2007	$48.6	$1.8	$50.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Operating activities
Net income	$10.2	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.1	14.4
Amortization	5.7	6.1
Amortization of deferred financing costs	0.6	0.6
Unit based compensation charges	0.4	0.1
Provision for doubtful accounts	(0.6)	—
(Gain) loss on disposal of assets	(1.1)	0.7
Interest of non-controlling partners in Inergy, L.P.’s net income	25.7	21.4
Interest of non-controlling partners in ASC’s consolidated net income	0.3	—
Deferred income taxes	(0.1)	(0.2)
Net liabilities from price risk management activities	(0.9)	(13.9)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(71.0)	(63.1)
Inventories	(26.1)	20.1
Prepaid expenses and other current assets	1.7	7.8
Other liabilities	(0.4)	(0.2)
Accounts payable	39.0	53.3
Accrued expenses	(7.1)	(8.5)
Customer deposits	(17.2)	(19.8)

Net cash (used in) provided by operating activities	(23.8)	25.9

Investing activities
Acquisitions, net of cash acquired	(37.5)	(45.0)
Purchases of property, plant and equipment	(39.2)	(22.1)
Proceeds from sale of assets	22.4	2.9
Other	(0.1)	(0.2)

Net cash used in investing activities	(54.4)	(64.4)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Financing activities
Proceeds from the issuance of long-term debt	$229.3	$164.8
Principal payments on long-term debt	(98.4)	(96.2)
Distributions to non-controlling partners in Inergy, L.P.	(26.8)	(23.0)
Distributions	(10.8)	(7.5)
Net proceeds from unit options exercised of Inergy, L.P.	0.2	2.6

Net cash provided by financing activities	93.5	40.7

Net increase in cash	15.3	2.2
Cash at beginning of period	7.9	12.1

Cash at end of period	$23.2	$14.3

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$—	$2.7

Net change to property, plant and equipment through accounts payable and accrued expenses	$8.4	$3.4

Increase in the fair value of long-term debt and related interest rate swap	$3.7	$0.4

Acquisitions, net of cash acquired:
Current assets	$0.4	$0.1
Property, plant and equipment	28.5	14.0
Intangible assets	1.6	5.1
Goodwill	21.5	26.8
Other assets	0.7	—
Current liabilities	—	(1.0)
Other liabilities	(15.2)	—

	$37.5	$45.0

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

As of December 31, 2007, Holdings owns an aggregate 10.3% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.9% general partnership interest and an approximate 9.4% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of December 31, 2007 and for the three-month periods ended December 31, 2007 and 2006 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month period ended December 31, 2007 are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy Holdings, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2007.

Reclassifications

The consolidated statement of operations for the three months ended December 31, 2006 reflects a reclassification of finance charge income of $0.6 million from a component of other income (expense) to other revenue.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. During the three months ended December 31, 2007, Inergy recognized a $0.2 million net gain related to the ineffective portion of its fair value hedging instruments and an immaterial net gain related to the portion of fair value hedging instruments that Inergy excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. Inergy records the effective portion of the gain or loss on these cash flow hedges in its other comprehensive income in partner’s capital and reclassifies into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $10.8 million and $(16.3) million at December 31, 2007 and 2006, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane, distillates and natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $32.5 million and $29.2 million for the three months ended December 31, 2007 and 2006, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at December 31, 2007 and September 30, 2007 amount to $71.6 million and $59.5 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Income Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest, after considering priority distributions, by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering priority distributions, by the weighted average number of units outstanding and the effect of dilutive units outstanding.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the three months ended December 31, 2007 and 2006 was approximately $0.4 million and $0.1 million, respectively.

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

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” provides a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure. The Company adopted FIN 48 on October 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of SFAS 141R to its consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of SFAS 160 to its consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at December 31, 2007 and September 30, 2007, respectively (in millions):

	December 31, 2007	September 30, 2007
Propane gas and other liquids	$113.7	$88.5
Appliances, parts and supplies	12.9	12.0

Total inventory	$126.6	$100.5

Property, plant and equipment consists of the following at December 31, 2007 and September 30, 2007, respectively (in millions):

	December 31, 2007	September 30, 2007
Tanks and plant equipment	$624.2	$619.2
Land and buildings	253.1	233.9
Vehicles	98.3	97.7
Construction in process	55.4	27.7
Office furniture and equipment	22.3	21.8

	1,053.3	1,000.3
Less: accumulated depreciation	195.0	179.6

Total property, plant and equipment, net	$858.3	$820.7

Intangible assets consist of the following at December 31, 2007 and September 30, 2007, respectively (in millions):

	December 31, 2007	September 30, 2007
Customer accounts	$239.7	$238.8
Covenants not to compete	60.9	60.9
Deferred financing and other costs	24.1	23.4
Trademarks	32.8	32.8

	357.5	355.9
Less: accumulated amortization	85.3	79.0

Total intangible assets, net	$272.2	$276.9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Business Acquisitions

In October 2007, Inergy acquired the assets of Riverside Gas & Oil Co., Inc. (“Riverside”). Riverside is headquartered in Chestertown, New York and delivers retail propane to approximately 3,800 customers.

In October 2007, Inergy also acquired 100% of the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a natural gas storage facility located in Steuben County, New York. In addition to Steuben, ASC owns the development rights to the Thomas Corners storage project, also located in Steuben County. The consolidated financial statements of the Company include the accounts of Steuben. A non-controlling interest on the consolidated financial statements of the Company has been recorded for the third parties’ interest in the accounts of Steuben.

As a result of the above acquisitions, Inergy has allocated $21.6 million to goodwill and $1.7 million to intangible assets, consisting primarily of customer accounts and deferred financing costs. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

Regulation S-X of the Securities and Exchange Commission requires that for any material subsidiary pro-forma information must be disclosed. None of the fiscal 2008 acquisitions were, individually or in the aggregate, considered a significant subsidiary. Therefore, no pro-forma results from operations are provided.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through December 31, 2007.

Note 5 – Long-Term Debt

Long-term debt consisted of the following at December 31, 2007 and September 30, 2007, respectively (in millions):

	December 31, 2007	September 30, 2007
Inergy credit agreement	$203.5	$71.0
Inergy senior unsecured notes	626.2	622.4
ASC credit agreement	11.6	—
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	15.7	16.8
Holdings bank facility	7.1	7.0
Holdings term loan	25.0	25.0

Total debt	889.1	742.2
Less: current portion	77.9	57.5

Total long-term debt	$811.2	$684.7

The Company’s bank facility (the “Bank Facility”) was amended in January 2008. The Bank Facility includes a $14 million revolver for Holdings and a $6 million revolver for IPCH. The aggregate borrowing capacity available under the Bank Facility remained at $20 million. The maturity date of the Bank Facility was extended to 2011 and continues to be collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 6.97% at December 31, 2007 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $12.9 million and $13.0 million at December 31, 2007 and September 30, 2007, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy’s Credit Agreement

Inergy’s credit agreement (the “Credit Agreement”) consists of a $75 million revolving working capital facility (the “Working Capital Facility”) and a $350 million revolving acquisition facility (the “Acquisition Facility”). The effective amount of working capital borrowing capacity available under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season.

At December 31, 2007 the balance outstanding under the Credit Agreement was $203.5 million, including $121.0 million borrowed for acquisitions and growth capital expenditures and $82.5 million borrowed for working capital purposes. At September 30, 2007, the balance outstanding under the Credit Agreement was $71.0 million, including $40.0 million borrowed for acquisitions and growth capital expenditures and $31.0 million borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was between 6.40% and 7.25% at December 31, 2007, and between 7.0% and 7.2% at September 30, 2007, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $161.8 million and $327.4 million at December 31, 2007 and September 30, 2007, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $59.7 million and $26.6 million at December 31, 2007 and September 30, 2007, respectively.

In conjunction with the acquisition of ASC, Inergy assumed an existing credit agreement (“ASC Credit Agreement”) that is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other half is based on LIBOR plus the applicable spreads. See Note 4 for a discussion of the acquisition of ASC.

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the three months ended December 31, 2007, Inergy recorded an approximate $3.7 million increase in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other assets.

At December 31, 2007, the Company was in compliance with all of its debt covenants.

Note 6 – Partners’ Capital

Gain on Issuance of Units in Inergy

On April 25, 2007, the Inergy special units that were issued in August 2005 to Inergy Holdings, L.P. were converted into 919,349 common units as a result of the commercial operation of the Phase II expansion of the Stagecoach Natural Gas Storage Facility. Upon this conversion, Inergy no longer had a class of equity securities that had distribution rights over any other class of equity interests. As a result, according to Staff Accounting Bulletin No. 51, the Company recognized the previously deferred gains resulting from issuances of Inergy common units to third parties at a unit price that exceeds the current carrying value of the Company’s investment in Inergy common units. Accordingly, the Company recorded a gain of approximately $80.6 million for the quarter ended June 30, 2007.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the three months ended December, 2007 and 2006 is presented below:

	Three Months Ended December 31,
	2007	2006
Record date	November 7, 2007	November 7, 2006
Payment date	November 14, 2007	November 14, 2007
Per unit rate	$0.535	$0.375
Distribution amount (millions)	$10.8	$7.5

On January 24, 2008, the Company declared a distribution of $0.56 per limited partner unit to be paid on February 14, 2008 to unitholders of record on February 7, 2008 for a total distribution of $11.3 million with respect to the first fiscal quarter of 2008. On February 14, 2007, a quarterly distribution of $0.40 per limited partner unit was paid to unitholders of record on February 7, 2007 with respect to the first fiscal quarter of 2007, for a total distribution of $8.0 million.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

Note 7 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At December 31, 2007, the total of these firm purchase commitments was approximately $259.8 million and the purchases associated with these commitments will occur over the course of the next year. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Stagecoach and West Coast NGL midstream assets. At December 31, 2007, the total of these firm purchase commitments was approximately $47.1 million and the purchases associated with these commitments will occur over the course of the next year.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At December 31, 2007 and September 30, 2007, Inergy’s self-insurance reserves were $14.9 million and $13.2 million, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three months ended December 31, 2007, excluding ASC, are included in the propane segment. The results of operations for ASC are included in the midstream segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill is also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the propane segment.

Revenues, gross profit, identifiable assets, goodwill and property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended December 31, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$249.9	$—	$—	$—	$249.9
Wholesale propane revenues	146.0	6.7	—	—	152.7
Storage, fractionation and other midstream revenues	—	55.3	(0.1)	—	55.2
Transportation revenues	5.4	—	—	—	5.4
Propane-related appliance sales revenues	7.5	—	—	—	7.5
Retail service revenues	5.4	—	—	—	5.4
Rental service and other revenues	6.5	—	—	—	6.5
Distillate revenues	32.0	—	—	—	32.0
Gross profit	116.9	22.2	—	—	139.1
Identifiable assets	287.0	23.5	—	—	310.5
Goodwill	262.2	106.6	—	18.1	386.9
Property, plant and equipment	675.9	368.3	—	9.1	1,053.3

	Three Months Ended December 31, 2006
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$219.2	$—	$—	$—	$219.2
Wholesale propane revenues	102.3	5.9	—	—	108.2
Storage, fractionation and other midstream revenues	—	35.6	(0.2)	—	35.4
Transportation revenues	2.4	—	—	—	2.4
Propane-related appliance sales revenues	7.6	—	—	—	7.6
Retail service revenues	5.3	—	—	—	5.3
Rental service and other revenues	6.5	—	—	—	6.5
Distillate revenues	23.7	—	—	—	23.7
Gross profit	116.7	13.0	—	—	129.7
Identifiable assets	236.5	14.0	—	—	250.5
Goodwill	261.4	97.7	—	7.3	366.4
Property, plant and equipment	664.7	205.7	—	8.1	878.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the accompanying consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Inergy Holdings, L.P. for the fiscal year ended September 30, 2007.

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

Inergy is a growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation, including a high performance, multicycle natural gas storage facility (“Stagecoach”), an LPG storage facility and an NGL business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, and locally recognized trade names.

Inergy has grown primarily through acquisitions. Since the inception of Inergy’s predecessor in November 1996 through December 31, 2007, Inergy has acquired 74 companies, including 69 retail propane companies and 5 midstream businesses, for an aggregate purchase price of approximately $1.5 billion, including working capital, assumed liabilities and acquisition costs.

In October 2007, Inergy acquired the assets of Riverside Gas & Oil Co., Inc. and the membership interests of ASC. ASC is the majority owner and operator of Steuben and owns the development rights to the Thomas Corners storage project. The aggregate purchase price of these acquisitions, net of cash acquired, was approximately $37.2 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

•

Interest of Non-Controlling Partners in Inergy’s Net Income. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At December 31, 2007, we owned an approximate 9.4% limited partner interest in Inergy together with a 0.9% non-managing general partner interest; and the non-affiliated unitholders owned an 89.7% limited partner interest in Inergy.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The following table summarizes the consolidated income statement components for the three months ended December 31, 2007 and 2006, respectively (in millions):

	Three Months Ended December 31,		Change
	2007	2006	In Dollars	Percentage
Revenue	$514.6	$408.3	$106.3	26.0%
Cost of product sold	375.5	278.6	96.9	34.8

Gross profit	139.1	129.7	9.4	7.2
Operating and administrative expenses	65.3	65.7	(0.4)	(0.6)
Depreciation and amortization	22.8	20.5	2.3	11.2
Gain (loss) on disposal of assets	1.1	(0.7)	1.8	*

Operating income	52.1	42.8	9.3	21.7
Interest expense, net	(15.5)	(14.3)	(1.2)	(8.4)
Other income	0.1	0.2	(0.1)	(50.0)

Income before income taxes and interest of non-controlling partners in Inergy and ASC	36.7	28.7	8.0	27.9
Provision for income taxes	(0.5)	(0.2)	(0.3)	(150.0)
Interest of non-controlling partners in Inergy’s net income	(25.7)	(21.4)	(4.3)	(20.1)
Interest of non-controlling partners in ASC’s consolidated net income	(0.3)	—	(0.3)	*

Net income	$10.2	$7.1	$3.1	43.7

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended December 31, 2007 and 2006, respectively (in millions):

	Revenues				Gallons
	Three Months Ended December 31,		Change		Three Months Ended December 31,		Change
	2007	2006	In Dollars	Percent	2007	2006	In Units	Percent
Retail propane	$249.9	$219.2	$30.7	14.0%	104.4	111.2	(6.8)	(6.1)%
Wholesale propane	152.7	108.2	44.5	41.1	108.6	108.8	(0.2)	(0.2)
Other retail	56.8	45.5	11.3	24.8	—	—	—	—
Storage, fractionation and midstream	55.2	35.4	19.8	55.9	—	—	—	—

Total	$514.6	$408.3	$106.3	26.0%	213.0	220.0	(7.0)	(3.2)%

Volume. During the three months ended December 31, 2007, we sold 104.4 million retail gallons of propane, a decrease of 6.8 million gallons or 6.1% from the 111.2 million retail gallons sold during the same three-month period in 2006. Our weather for the quarter was approximately 10% warmer than normal in our service territories and was consistent with the prior year period. The decrease was due primarily to customer conservation, which we believe was due to an approximate 60% increase in the average Mt. Belvieu propane cost in the current quarter versus the prior year period. To a lesser extent, expected volume losses from recent acquisitions consistent with our efforts to retain a quality customer base contributed to the fewer gallons sold in the current quarter. Offsetting the decrease in retail gallons sold described above was acquisition-related volume, which resulted in an increase of 3.7 million retail gallons in the quarter ended December 31, 2007.

Wholesale gallons delivered decreased 0.2 million gallons, or 0.2%, to 108.6 million gallons in the three months ended December 31, 2007 from 108.8 million gallons in the three months ended December 31, 2006.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 17.8 million gallons, or 48.1%, to 54.8 million gallons during the three months ended December 31, 2007 from 37.0 million gallons during the same three-month period in 2006. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in late fiscal 2007. During the three months ended December 31, 2007 and 2006, Stagecoach had 26.25 bcf and 13.25 bcf of working gas storage capacity, respectively, with the increased capacity the result of our expansion project becoming commercially operational effective September 1, 2007. Stagecoach’s storage services were 100% contracted during each of the periods noted above.

Revenues. Revenues for the three months ended December 31, 2007 were $514.6 million, an increase of $106.3 million, or 26%, from $408.3 million during the same three-month period in 2006.

Revenues from retail propane sales were $249.9 million for the three months ended December 31, 2007 compared to $219.2 million during the same three-month period in 2006. This $30.7 million, or 14%, increase resulted primarily from the higher average selling price of propane and acquisition-related sales, which contributed $42.4 million and $8.9 million, respectively, to the higher revenues. These factors were partially offset by a $20.6 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $152.7 million in the three months ended December 31, 2007, an increase of $44.5 million or 41.1%, from $108.2 million in the three months ended December 31, 2006. Approximately $44.7 million of this increase was attributable to the higher sales price of propane partially offset by slight decreases in sales volumes noted above to existing customers. The higher selling price in our wholesale division in 2007 compared to 2006 was the result of the higher cost of propane.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $56.8 million for the three months ended December 31, 2007, an increase of $11.3 million, or 24.8%, from $45.5 million during the same three-month period in 2006. This increase was primarily related to higher distillate revenues from existing locations, which contributed an increase of approximately $7.3 million, a $3.1 million increase in transportation revenues and a $2.0 million increase arising from acquisition-related sales. Distillate revenues increased quarter to quarter due primarily to a 22% increase in the average selling price. These increases were partially offset by a $1.1 million decline in revenues related to other products and services, primarily appliances, retail services and rental sales.

Revenues from storage, fractionation and other midstream activities were $55.2 million for the three months ended December 31, 2007, an increase of $19.8 million or 55.9% from $35.4 million during the same three-month period in 2006. Approximately $7.4 million of this increase was due to the acquisition of ASC and the placement of the Stagecoach Phase II expansion into full service in September 2007. In addition, revenues from our West Coast NGL operations were $2.2 million higher as a result of increased transportation and processing activities and $10.2 million was due to increases in commodity cost and expected changes in the variety of natural gas liquid products sold.

Cost of Product Sold. Retail propane cost of product sold was $157.8 million for the three months ended December 31, 2007 compared to $126.7 million for the same three-month period in 2006. This $31.1 million, or 24.5%, increase in retail cost of product sold was driven by an approximate 33% higher average per gallon cost of propane, which resulted in a $37.3 million increase in cost, and an increase of $5.8 million associated with acquisition-related volume. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by approximately $12.0 million.

Wholesale propane cost of product sold in the three months ended December 31, 2007 was $149.5 million, an increase of $45.5 million or 43.8%, from wholesale cost of product sold of $104.0 million in 2006. These higher costs were primarily a result of an approximate $45.7 million increase due to the higher average cost of propane. Average propane cost per gallon increased approximately $0.42 or 43.8% to an average of $1.38 in the three months ended December 31, 2007 compared to $0.96 in the three months ended December 31, 2006.

Other retail cost of product sold was $35.0 million for the three months ended December 31, 2007 compared to $25.3 million during the same three-month period in 2006. This $9.7 million, or 38.3%, increase was primarily due to higher costs associated with distillate sales from existing locations of $7.3 million, a $1.8 million increase in transportation costs and a $1.1 million increase related to acquisitions. These increases to cost of goods sold were partially offset by a $0.5 million decline in costs for other products and services, primarily appliances sales.

Storage, fractionation and other midstream cost of product sold was $33.2 million for the three months ended December 31, 2007, an increase of $10.6 million, or 46.9%, from $22.6 million during the same three-month period in 2006. Of this $10.6 million increase, $9.8 million was attributable to our West Coast NGL operations which was due to the higher cost of product sold and increased costs associated with the expected changes in the variety of natural gas liquid product sold. The remaining increase was from increased transportation and processing activities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $18.8 million and $17.5 million for the three months ended December 31, 2007 and 2006, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.7 million and $8.0 million for the three months ended December 31, 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expenses and consist primarily of depreciation and wages. Depreciation expense for storage, fractionation and other midstream amounted to $5.7 million and $3.5 million for the three months ended December 31, 2007 and 2006, respectively. Wages for personnel directly involved in providing midstream services amounted to $0.3 million and $0.2 million for the three months ended December 31, 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $92.1 million for the three months ended December 31, 2007 compared to $92.5 million in the same three-month period in 2006. This $0.4 million decrease was attributable to an $8.6 million decline resulting from lower retail gallon sales at existing locations as discussed above, partially offset by a $5.1 million increase related to a higher cash margin per gallon and $3.1 million associated with acquisitions. The increase in cash margin per gallon was primarily the result of our ability to raise selling prices in certain markets in excess of the increased cost of propane.

Wholesale propane gross profit was $3.2 million in the three months ended December 31, 2007 compared to $4.2 million in the three months ended December 31, 2006, a decrease of $1.0 million or 23.8%. This decrease was the result of reduced margins due to rising propane prices during the three months ended December 31, 2007 compared to falling propane prices in the three months ended December 31, 2006.

Other retail gross profit was $21.8 million for the three months ended December 31, 2007 compared to $20.2 million for the same three-month period in 2006. This $1.6 million, or 7.9%, increase was due primarily to acquisitions and higher transportation and distillate sales.

Storage, fractionation and other midstream gross profit was $22.0 million in the three months ended December 31, 2007 compared to $12.8 million in the same three-month period in 2006, an increase of $9.2 million, or 71.9%. Approximately $7.4 million of this increase was due to the acquisition of ASC and the Stagecoach Phase II expansion being placed into full service in September 2007, while the remaining increase relates to higher transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $65.3 million for the three months ended December 31, 2007 compared to $65.7 million during the same three-month period in 2006. This $0.4 million decrease in operating expenses was primarily the result of lower expenses of approximately $3.3 million due to integration efficiencies and lower variable expenses as a result of lesser volumes sold at existing locations, partially offset by a $2.9 million increase arising from acquisitions.

Depreciation and Amortization. Depreciation and amortization increased to $22.8 million for the three months ended December 31, 2007 from $20.5 million during the same three-month period in 2006, with the change primarily a result of acquisitions and the expansion of Inergy’s midstream segment.

Interest Expense. Interest expense increased to $15.5 million for the three months ended December 31, 2007 compared to $14.3 million during the same three-month period in 2006 due to an increase in the average debt outstanding associated with acquisitions, partially offset by lower average interest rates. During the three months ended December 31, 2007 and 2006, Inergy capitalized $0.8 million and $0.6 million, respectively, of interest related to certain capital improvement projects at its West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Provision for Income Taxes. The provision for income taxes for the quarter ended December 31 2007 was $0.5 million compared to $0.2 million in the same three-month period in 2006. The provision for income taxes for the three months ended December 31, 2007 was composed of $0.6 million of current income tax expense partially offset by a $0.1 million deferred income tax benefit.

Interest of non-controlling partners in Inergy’s net income. We recorded expense of $25.7 million in the three months ended December 31, 2007, as compared to an expense of $21.4 million in the same three-month period of 2006 associated with the interests of non-controlling partners in Inergy. The $4.3 million change resulted primarily from a $7.5 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $2.5 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled, together with an approximate $0.7 million increase in other related income from minority interests in Inergy.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $10.2 million for the three months ended December 31, 2007 compared to net income of $7.1 million for the same three-month period in 2006. The $3.1 million increase in net income was primarily attributable to the higher net income at Inergy in the three months ended December 31, 2007, partially offset by the increase in expense related to the interest of non-controlling partners in Inergy’s net income.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Capital Resource Activities

Inergy has identified growth projects related to its Stagecoach and West Coast NGL midstream businesses that are expected to require a total capital investment of approximately $292 million to complete. Of the $292 million, Inergy has invested approximately $120 million toward completion of these projects through December 31, 2007, primarily on the Stagecoach expansion. On September 1, 2007, the Phase II expansion project was placed into full commercial operation, which increased Inergy’s total working gas capacity to 26.25 bcf from 13.25 bcf. The expanded facility is 100% contracted with long term firm storage contracts that commenced upon full commercial operation. Stagecoach is also expected to construct a pipeline to interconnect with the proposed Millennium Pipeline, which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. The West Coast NGL project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is subject to regulatory approval by state and county agencies and is expected to be in service by the fall of 2008.

Cash Flows and Contractual Obligations

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

Net operating cash inflows (outflows) were $(23.8) million and $25.9 million for the three-month periods ending December 31, 2007 and 2006, respectively. The $49.7 million decrease in operating cash flows was primarily attributable to net changes in working capital balances.

Net investing cash outflows were $54.4 million and $64.4 million for the three-month periods ending December 31, 2007 and 2006, respectively. Net cash outflows were primarily impacted by a $7.5 million decrease in cash outlays related to acquisitions, a $19.5 million increase in proceeds from the sale of assets and a $17.1 million increase in capital expenditures.

Net financing cash inflows were $93.5 million and $40.7 million for the three-month periods ending December 31, 2007 and 2006, respectively. Net cash inflows were primarily impacted by a $62.3 million increase in proceeds from the issuance of long-term debt, net of payments on long-term debt, a $2.4 million decrease in proceeds related to Inergy unit option exercises, a $3.8 million increase in distributions to non-controlling partners in Inergy, L.P., and a $3.3 million increase in distributions.

We believe that anticipated cash from operations and borrowing capacity under our credit facility and Inergy’s credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital.

Description of Credit Facilities

Inergy Holdings, L.P.

Our bank facility (the “Bank Facility”) was amended in January 2008. The Bank Facility includes a $14 million revolver for Holdings and a $6 million revolver for IPCH. The aggregate borrowing capacity available under the Bank Facility remained at $20 million. The maturity date of the Bank Facility was extended to 2011 and continues to be collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 6.97% at December 31, 2007 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $12.9 million and $13.0 million at December 31, 2007 and September 30, 2007, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 6.40% and 7.25% at December 31, 2007. At December 31, 2007, borrowings outstanding under the Credit Agreement were $203.5 million, including $121.0 million borrowed for acquisitions and growth capital expenditures and $82.5 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At December 31, 2007, we had floating rate obligations totaling approximately $366.4 million for amounts borrowed under credit agreements and interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2014 to floating rate debt. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from December 2007 levels, our interest expense would change by a total of approximately $3.7 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of December 31, 2007 and 2006 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at December 31, 2007 and September 30, 2007 (in millions):

	December 31, 2007		September 30, 2007
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	3.7	3.5	5.0	4.8
Natural gas (MMBTU’s)	7.8	5.7	7.9	7.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of December 31, 2007 and September 30, 2007 was assets of $46.7 million and $55.0 million, respectively, and liabilities of $38.8 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to Inergy’s risk management activities for the three months ended December 31, 2007 and 2006 where settlement has not yet occurred (in millions):

	Three Months Ended December 31,
	2007	2006
Net fair value gain (loss) of contracts outstanding at beginning of period	$5.4	$(2.8)
Net change in physical exchange contracts	4.1	12.2
Change in fair value of contracts attributable to market movement during the period	(9.0)	10.1
Realized (gains) losses	7.4	(8.1)

Net fair value of contracts outstanding at end of period	$7.9	$11.4

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

Of the outstanding fair value as of December 31, 2007, all contracts subject to price risk had a maturity of twelve months or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $(0.1) million change in the market value of the contracts as there were approximately (0.7) million gallons of net unbalanced positions at December 31, 2007.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: February 6, 2008	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)