Form 10-Q
period 2008-03-31
INERGY HOLDINGS, L.P.
filed 2008-05-08
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at May 1, 2008:

Common Units	20,209,016

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2008	September 30, 2007
	(unaudited)
Assets
Current assets:
Cash	$21.2	$7.9
Accounts receivable, less allowance for doubtful accounts of $4.4 million and $3.4 million at March 31, 2008 and September 30, 2007, respectively	183.7	112.2
Inventories (Note 3)	70.6	100.5
Assets from price risk management activities	19.0	55.0
Prepaid expenses and other current assets	18.2	23.8

Total current assets	312.7	299.4

Property, plant and equipment (Note 3)	1,114.6	1,000.3
Less: accumulated depreciation	212.0	179.6

Property, plant and equipment, net	902.6	820.7

Intangible assets (Note 3):
Customer accounts	243.0	238.8
Other intangible assets	120.5	117.1

	363.5	355.9
Less: accumulated amortization	91.7	79.0

Intangible assets, net	271.8	276.9

Goodwill	390.2	365.3
Other assets	7.2	1.1

Total assets	$1,884.5	$1,763.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$96.0	$100.4
Accrued expenses	62.2	61.7
Customer deposits	26.9	73.9
Liabilities from price risk management activities	19.0	49.6
Current portion of long-term debt (Note 5)	32.9	57.5

Total current liabilities	237.0	343.1

Long-term debt, less current portion (Note 5)	877.6	684.7
Other long-term liabilities	3.5	7.7
Deferred income taxes	20.9	20.6
Interest of non-controlling partners in Inergy, L.P.	689.4	656.4
Interest of non-controlling partners in ASC’s subsidiaries (Note 4)	3.1	—

Partners’ capital (Note 6)
Common unitholders (20,209,016 and 20,009,016 units issued and outstanding as of March 31, 2008 and September 30, 2007, respectively)	52.3	49.2
Accumulated other comprehensive income	0.7	1.7

Total partners’ capital	53.0	50.9

Total liabilities and partners’ capital	$1,884.5	$1,763.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Propane	$526.1	$460.5	$928.7	$787.9
Other	122.1	93.1	234.1	174.0

	648.2	553.6	1,162.8	961.9
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	381.6	313.3	688.9	544.0
Other	75.8	56.0	144.0	103.9

	457.4	369.3	832.9	647.9

Gross profit	190.8	184.3	329.9	314.0
Expenses:
Operating and administrative	70.8	66.2	136.1	131.9
Depreciation and amortization	23.2	19.0	46.0	39.5
Gain (loss) on disposal of assets	0.1	(0.2)	1.2	(0.9)

Operating income	96.9	98.9	149.0	141.7

Other income (expense):
Interest expense, net	(15.3)	(14.0)	(30.8)	(28.3)
Other income	—	1.0	0.1	1.2

Income before income taxes and interest of non-controlling partners in Inergy and ASC	81.6	85.9	118.3	114.6
Provision for income taxes	(0.7)	(0.8)	(1.2)	(1.0)
Interest of non-controlling partners in Inergy, L.P.’s net income	(65.7)	(72.9)	(91.4)	(94.3)
Interest of non-controlling partners in ASC’s consolidated net income (Note 4)	(0.2)	—	(0.5)	—

Net income	$15.0	$12.2	$25.2	$19.3

Net income applicable to limited partners’ units	$15.0	$12.2	$25.2	$19.3

Net income per limited partner unit:
Basic	$0.74	$0.61	$1.25	$0.97

Diluted	$0.73	$0.60	$1.23	$0.96

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,008	20,002	20,008	20,002
Dilutive units	240	239	259	210

Diluted	20,248	20,241	20,267	20,212

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at September 30, 2007	$49.2	$1.7	$50.9
Distributions	(22.1)	—	(22.1)
Comprehensive income:
Net income	25.2	—	25.2
Unrealized gain on cash flow hedges, net of reclassification of realized gains on cash flow hedges into earnings of $9.1 million	—	(1.0)	(1.0)

Comprehensive income			24.2

Balance at March 31, 2008	$52.3	$0.7	$53.0

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2008	2007
Operating activities
Net income	$25.2	$19.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.6	27.4
Amortization	11.4	12.1
Amortization of deferred financing costs	1.1	1.2
Unit based compensation charges	0.8	0.3
Provision for doubtful accounts	1.2	1.1
(Gain) loss on disposal of assets	(1.2)	0.9
Interest of non-controlling partners in Inergy, L.P.’s net income	91.4	94.3
Interest of non-controlling partners in ASC’s consolidated net income	0.5	—
Deferred income taxes	0.3	0.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(72.8)	(43.7)
Inventories	30.0	54.5
Prepaid expenses and other current assets	5.8	17.9
Other assets (liabilities)	(0.4)	1.4
Accounts payable	(4.8)	4.4
Accrued expenses	(8.6)	(13.2)
Customer deposits	(46.7)	(67.8)
Net assets (liabilities) from price risk management activities	(4.3)	9.2

Net cash provided by operating activities	63.5	119.4

Investing activities
Acquisitions, net of cash acquired	$(43.7)	$(81.2)
Purchases of property, plant and equipment	(101.5)	(31.2)
Proceeds from sale of assets	24.7	3.9
Other	(0.5)	(0.2)

Net cash used in investing activities	(121.0)	(108.7)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2008	2007
Financing activities
Proceeds from the issuance of long-term debt	$399.5	$272.3
Principal payments on long-term debt	(253.5)	(296.8)
Net proceeds from the issuance of Inergy, L.P. common units	—	104.7
Distributions to non-controlling partners in Inergy, L.P.	(54.1)	(46.4)
Distributions	(22.1)	(15.5)
Net proceeds from unit options exercised of Inergy, L.P.	1.0	2.9
Net proceeds from unit options exercised	—	0.1

Net cash provided by financing activities	70.8	21.3

Net increase in cash	13.3	32.0
Cash at beginning of period	7.9	12.1

Cash at end of period	$21.2	$44.1

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompete obligations	$2.3	$2.7

Net change to property, plant and equipment through accounts payable and accrued expenses	$4.3	$0.6

Increase in the fair value of long-term debt and related interest rate swap	$7.6	$0.9

Acquisitions, net of cash acquired:
Current assets	$0.1	$0.1
Property, plant and equipment	33.7	43.3
Intangible assets, net	5.2	9.9
Goodwill	22.7	32.1
Other assets	0.6	—
Current liabilities	(2.3)	(1.5)
Other liabilities	(16.3)	(2.7)

	$43.7	$81.2

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

As of March 31, 2008, Holdings owns an aggregate 10.3% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.9% general partnership interest and an approximate 9.4% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of March 31, 2008 and for the three-month and six-month periods ended March 31, 2008 and 2007 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2008 are not indicative of the results of operations that may be expected for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements of Inergy Holdings, L.P. and subsidiaries and the notes thereto included in Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2007.

Reclassifications

The consolidated statements of operations for the three and six months ended March 31, 2007 reflect a reclassification of finance charge income of $0.9 million and $1.5 million, respectively, from a component of other income (expense) to other revenue.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. During the three and six months ended March 31, 2008, Inergy recognized an immaterial net gain and $0.2 million net gain, respectively, related to the ineffective portion of its fair value hedging instruments. In addition, in both the three and six months ended March 31, 2008, Inergy recognized an immaterial net gain related to the portion of fair value hedging instruments that Inergy excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. Inergy records the effective portion of the gain or loss on these cash flow hedges in its other comprehensive income in partner’s capital and reclassifies into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income was $0.1 million and $1.1 million at March 31, 2008 and 2007, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane, distillates and natural gas liquids sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales but are not included in cost of product sold. These amounts were $34.5 million and $29.5 million for the three months ended March 31, 2008 and 2007, respectively, and $67.0 million and $58.7 million for the six months ended March 31, 2008 and 2007, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at March 31, 2008 and September 30, 2007 amount to $21.2 million and $59.5 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the six months ended March 31, 2008 and 2007 was approximately $0.8 million and $0.3 million, respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is required to be adopted by the Company for business combinations for which the acquisition date is on or after October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of SFAS 160 to its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Statement 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement 161 is required to be adopted by the Company for the interim period ended March 31, 2009. The Company is evaluating the potential financial statement impact of Statement 161 to its consolidated financial statements.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at March 31, 2008 and September 30, 2007, respectively (in millions):

	March 31, 2008	September 30, 2007
Propane gas and other liquids	$57.4	$88.5
Appliances, parts and supplies	13.2	12.0

Total inventory	$70.6	$100.5

Property, plant and equipment consists of the following at March 31, 2008 and September 30, 2007, respectively (in millions):

	March 31, 2008	September 30, 2007
Tanks and plant equipment	$659.6	$619.2
Land and buildings	256.3	233.9
Vehicles	99.6	97.7
Construction in process	76.4	27.7
Office furniture and equipment	22.7	21.8

	1,114.6	1,000.3
Less: accumulated depreciation	212.0	179.6

Total property, plant and equipment, net	$902.6	$820.7

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible assets consist of the following at March 31, 2008 and September 30, 2007, respectively (in millions):

	March 31, 2008	September 30, 2007
Customer accounts	$243.0	$238.8
Covenants not to compete	63.4	60.9
Deferred financing and other costs	24.3	23.4
Trademarks	32.8	32.8

	363.5	355.9
Less: accumulated amortization	91.7	79.0

Total intangible assets, net	$271.8	$276.9

Note 4 – Business Acquisitions

In October 2007, Inergy acquired the assets of Riverside Gas & Oil Co., Inc. (“Riverside”). Riverside is headquartered in Chestertown, New York and delivers retail propane to approximately 3,800 customers.

In October 2007, Inergy also acquired 100% of the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a natural gas storage facility located in Steuben County, New York. In addition to Steuben, ASC owns the development rights to the Thomas Corners Natural Gas Storage Project, also located in Steuben County, and on March 14, 2008, filed an application with the Federal Energy Regulatory Commission to develop and operate Thomas Corners. The consolidated financial statements of the Company include the accounts of Steuben. A non-controlling interest on the consolidated financial statements of the Company has been recorded for the third parties’ interest in the accounts of Steuben.

In February 2008, Inergy acquired the assets of Capitol Propane, L.L.C. located near Columbus, Ohio. In March 2008, Inergy acquired the assets of Rice Oil Co., Inc. located in Greenfield, Massachusetts. These combined operations serve approximately 10,500 customers.

As a result of the above acquisitions, Inergy has allocated $22.6 million to goodwill and $7.5 million to intangible assets, consisting primarily of customer accounts and covenants not to compete. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

Regulation S-X of the Securities and Exchange Commission requires that for any material subsidiary pro-forma information must be disclosed. None of the fiscal 2008 acquisitions were, individually or in the aggregate, considered a significant subsidiary. Therefore, no pro-forma results from operations are provided.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through March 31, 2008.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2008 and September 30, 2007, respectively (in millions):

	March 31, 2008	September 30, 2007
Inergy credit agreement	$219.7	$71.0
Inergy senior unsecured notes	630.1	622.4
ASC credit agreement	11.2	—
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	16.8	16.8
Holdings bank facility	7.7	7.0
Holdings term loan	25.0	25.0

Total debt	910.5	742.2
Less: current portion	32.9	57.5

Total long-term debt	$877.6	$684.7

The Company’s bank facility (the “Bank Facility”) was amended in January 2008. The Bank Facility includes a $14 million revolver for Holdings and a $6 million revolver for IPCHA. The aggregate borrowing capacity available under the Bank Facility remained at $20 million. The maturity date of the Bank Facility was extended to 2011 and continues to be collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was 4.62% at March 31, 2008 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $12.3 million and $13.0 million at March 31, 2008 and September 30, 2007, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

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

At March 31, 2008 the balance outstanding under the Credit Agreement was $219.7 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $37.7 million borrowed for working capital purposes. At September 30, 2007, the balance outstanding under the Credit Agreement was $71.0 million, including $40.0 million borrowed for acquisitions and growth capital expenditures and $31.0 million borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was between 4.06% and 5.25% at March 31, 2008, and between 7.0% and 7.2% at September 30, 2007, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $168.4 million and $327.4 million at March 31, 2008 and September 30, 2007, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $36.9 million and $26.6 million at March 31, 2008 and September 30, 2007, respectively.

In conjunction with the acquisition of ASC, Inergy assumed an existing credit agreement (“ASC Credit Agreement”) that is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other half is based on LIBOR plus the applicable spreads. See Note 4 for a discussion of the acquisition of ASC.

Inergy is party to five interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $125 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the six months ended March 31, 2008, Inergy recorded an approximate $7.6 million increase in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other assets.

At March 31, 2008, the Company was in compliance with all of its debt covenants.

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

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the six months ended March 31, 2008 and 2007 is presented below:

Six Months Ended March 31, 2008
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2007	November 14, 2007	$0.535	$10.8
February 7, 2008	February 14, 2008	$0.560	11.3

			$22.1

Six Months Ended March 31, 2007
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2006	November 14, 2006	$0.375	$7.5
February 7, 2007	February 14, 2007	$0.400	8.0

			$15.5

On April 23, 2008, the Company declared a distribution of $0.585 per limited partner unit to be paid on May 15, 2008 to unitholders of record on May 8, 2008 for a total distribution of $11.8 million with respect to the second fiscal quarter of 2008. On May 15, 2007, a quarterly distribution of $0.48 per limited partner unit was paid to unitholders of record on May 8, 2007 with respect to the second fiscal quarter of 2007, for a total distribution of $9.6 million.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2008, the total of these firm purchase commitments was approximately $284.8 million and the purchases associated with these commitments will occur over the course of the next two years. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Stagecoach and West Coast NGL midstream assets. At March 31, 2008, the total of these firm purchase commitments was approximately $66.9 million and the purchases associated with these commitments will occur over the course of the next year.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At March 31, 2008 and September 30, 2007, Inergy’s self-insurance reserves were $15.5 million and $13.2 million, respectively.

Note 8 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the three and six months ended March 31, 2008, excluding ASC, are included in the propane segment. The results of operations for ASC are included in the midstream segment.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill and property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$352.9	$—	$—	$—	$352.9
Wholesale propane revenues	166.4	6.8	—	—	173.2
Storage, fractionation and other midstream revenues	—	57.7	(0.2)	—	57.5
Transportation revenues	2.9	0.1	—	—	3.0
Propane-related appliance sales revenues	4.6	—	—	—	4.6
Retail service revenues	3.7	—	—	—	3.7
Rental service and other revenues	8.1	—	—	—	8.1
Distillate revenues	45.2	—	—	—	45.2
Gross profit	165.3	25.5	—	—	190.8
Identifiable assets	230.0	24.3	—	—	254.3
Goodwill	262.4	107.6	—	20.2	390.2
Property, plant and equipment	681.7	423.7	—	9.2	1,114.6

	Three Months Ended March 31, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$312.9	$—	$—	$—	$312.9
Wholesale propane revenues	139.8	7.8	—	—	147.6
Storage, fractionation and other midstream revenues	—	34.5	(0.3)	—	34.2
Transportation revenues	3.1	—	—	—	3.1
Propane-related appliance sales revenues	5.2	—	—	—	5.2
Retail service revenues	4.2	—	—	—	4.2
Rental service and other revenues	7.0	—	—	—	7.0
Distillate revenues	39.4	—	—	—	39.4
Gross profit	167.0	17.3	—	—	184.3
Identifiable assets	180.9	14.8	—	—	195.7
Goodwill	259.6	104.9	—	7.3	371.8
Property, plant and equipment	664.8	242.9	—	8.1	915.8

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$602.8	$—	$—	$—	$602.8
Wholesale propane revenues	312.4	13.5	—	—	325.9
Storage, fractionation and other midstream revenues	—	113.0	(0.3)	—	112.7
Transportation revenues	7.7	0.7	—	—	8.4
Propane-related appliance sales revenues	12.0	—	—	—	12.0
Retail service revenues	9.2	—	—	—	9.2
Rental service and other revenues	14.6	—	—	—	14.6
Distillate revenues	77.2	—	—	—	77.2
Gross profit	282.2	47.7	—	—	329.9
Identifiable assets	230.0	24.3	—	—	254.3
Goodwill	262.4	107.6	—	20.2	390.2
Property, plant and equipment	681.7	423.7	—	9.2	1,114.6

	Six Months Ended March 31, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$532.1	$—	$—	$—	$532.1
Wholesale propane revenues	242.1	13.7	—	—	255.8
Storage, fractionation and other midstream revenues	—	70.0	(0.4)	—	69.6
Transportation revenues	5.5	—	—	—	5.5
Propane-related appliance sales revenues	12.8	—	—	—	12.8
Retail service revenues	9.5	—	—	—	9.5
Rental service and other revenues	13.5	—	—	—	13.5
Distillate revenues	63.1	—	—	—	63.1
Gross profit	283.7	30.3	—	—	314.0
Identifiable assets	180.9	14.8	—	—	195.7
Goodwill	259.6	104.9	—	7.3	371.8
Property, plant and equipment	664.8	242.9	—	8.1	915.8

Note 9 – Subsequent Events

In April 2008, Inergy purchased the retail division of Farm & Home Oil Company LLC (“Farm & Home”) from Buckeye Partners, L.P. Farm & Home distributes retail propane and liquid fuels, as well as providing other retail services, to customers in eastern Pennsylvania. Farm & Home will serve over 20,000 customers from six new retail locations.

In April 2008, Inergy announced the pricing of $200 million of senior notes under Rule 144A to eligible purchasers. The 8  1/4% notes mature on March 1, 2016, and were issued at 102% of the principal amount to yield 7.813%. Inergy intends to use the net proceeds from the private placement to repay borrowings under its existing revolving acquisition credit facility.

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

Inergy has grown primarily through acquisitions. Since the inception of Inergy’s predecessor in November 1996 through March 31, 2008, Inergy has acquired 76 companies, including 71 retail propane companies and 5 midstream businesses, for an aggregate purchase price of approximately $1.5 billion, including working capital, assumed liabilities and acquisition costs.

In October 2007, Inergy acquired the assets of Riverside Gas & Oil Co., Inc. and the membership interests of ASC. ASC is the majority owner and operator of Steuben and owns the development rights to the Thomas Corners Natural Gas Storage Project. In February 2008, Inergy acquired the assets of Capitol Propane, L.L.C. and in March 2008, Inergy acquired the assets of Rice Oil Co., Inc. The aggregate purchase price of these acquisitions, net of cash acquired, was approximately $45.9 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent combined consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•	Provision for Income Taxes. Our provision for income taxes is primarily related to income earned by IPCH Acquisition Corp. (“IPCHA”), a wholly owned subsidiary of the Company.

•

Interest of Non-Controlling Partners in Inergy’s Net Income. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At March 31, 2008, we owned an approximate 9.4% limited partner interest in Inergy together with a 0.9% non-managing general partner interest; and the non-affiliated unitholders owned an 89.7% limited partner interest in Inergy.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes the consolidated income statement components for the three months ended March 31, 2008 and 2007, respectively (in millions):

	Three Months Ended March 31,		Change
	2008	2007	In Dollars	Percentage
Revenue	$648.2	$553.6	$94.6	17.1%
Cost of product sold	457.4	369.3	88.1	23.9

Gross profit	190.8	184.3	6.5	3.5
Operating and administrative expenses	70.8	66.2	4.6	6.9
Depreciation and amortization	23.2	19.0	4.2	22.1
Gain (loss) on disposal of assets	0.1	(0.2)	0.3	*

Operating income	96.9	98.9	(2.0)	(2.0)
Interest expense, net	(15.3)	(14.0)	(1.3)	(9.3)
Other income	—	1.0	(1.0)	(100.0)

Income before income taxes and interest of non-controlling partners in Inergy and ASC	81.6	85.9	(4.3)	(5.0)
Provision for income taxes	(0.7)	(0.8)	0.1	12.5
Interest of non-controlling partners in Inergy’s net income	(65.7)	(72.9)	7.2	9.9
Interest of non-controlling partners in ASC’s consolidated net income	(0.2)	—	(0.2)	*

Net income	$15.0	$12.2	$2.8	23.0%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2008 and 2007, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2008	2007	In Dollars	Percent	2008	2007	In Units	Percent
Retail propane	$352.9	$312.9	$40.0	12.8%	138.6	152.5	(13.9)	(9.1)%
Wholesale propane	173.2	147.6	25.6	17.3	117.3	137.5	(20.2)	(14.7)
Other retail	64.6	58.9	5.7	9.7	—	—	—	—
Storage, fractionation and midstream	57.5	34.2	23.3	68.1	—	—	—	—

Total	$648.2	$553.6	$94.6	17.1%	255.9	290.0	(34.1)	(11.8)%

Volume. During the three months ended March 31, 2008, we sold 138.6 million retail gallons of propane, a decrease of 13.9 million gallons or 9.1% from the 152.5 million retail gallons sold during the same three-month period in 2007. This decrease was due primarily to customer conservation, which we believe was due principally to an approximate 51% increase in the average Mt. Belvieu propane cost in the current quarter versus the prior year period. To a lesser extent, expected volume losses from a loss of less profitable customers and fewer gallon sales to lower margin customers contributed to the decline in gallons sold during the current quarter. Offsetting the decrease in retail gallons sold described above was acquisition-related volume, which resulted in an increase of 4.3 million retail gallons in the quarter ended March 31, 2008, and higher sales volumes in certain of our operating areas resulting from slightly colder weather during the current quarter. Overall, weather for the quarter was approximately 2% colder in our service areas than the prior year period and approximately 2% warmer than normal.

Wholesale gallons delivered decreased 20.2 million gallons, or 14.7%, to 117.3 million gallons in the three months ended March 31, 2008 from 137.5 million gallons in the three months ended March 31, 2007. The decrease is due primarily to lower volumes sold to existing customers due to customer conservation as a result of higher product cost.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 5.7 million gallons, or 48.3%, to 17.5 million gallons during the three months ended March 31, 2008 from 11.8 million gallons during the same three-month period in 2007. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in late fiscal 2007 which became effective this fiscal year. During the three months ended March 31, 2008 and 2007, Stagecoach had 26.25 bcf and 13.25 bcf of working gas storage capacity, respectively, with the increased capacity the result of our expansion project becoming commercially operational effective September 1, 2007. Stagecoach’s storage services were 100% contracted during each of the periods noted above. During the three months ended March 31, 2008, Steuben had 6.2 bcf of working gas storage capacity. Steuben’s storage services were 100% contracted during the period noted above.

Revenues. Revenues for the three months ended March 31, 2008 were $648.2 million, an increase of $94.6 million, or 17.1%, from $553.6 million during the same three-month period in 2007.

Revenues from retail propane sales were $352.9 million for the three months ended March 31, 2008 compared to $312.9 million during the same three-month period in 2007. This $40.0 million, or 12.8%, increase resulted primarily from the higher average selling price of propane and acquisition-related sales, which contributed $66.5 million and $10.7 million, respectively, to the higher revenues. These factors were partially offset by a $37.2 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $173.2 million in the three months ended March 31, 2008, an increase of $25.6 million or 17.3%, from $147.6 million in the three months ended March 31, 2007. This increase resulted primarily from the higher average selling price of propane, which contributed $47.3 million to the higher revenues. The higher selling price in our wholesale division in 2008 compared to 2007 was the result of the higher cost of propane. The increase was partially offset by a $21.7 million decrease in wholesale propane revenues attributable to lower wholesale sale to our existing customers.

Revenues from other sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $64.6 million for the three months ended March 31, 2008, an increase of $5.7 million, or 9.7%, from $58.9 million during the same three-month period in 2007. This increase was primarily related to acquisition-related sales, which contributed a $3.9 million increase, and higher distillate revenues from existing locations, which resulted in an increase of approximately $2.6 million. Distillate revenues increased quarter to quarter due primarily to a 27% increase in our average selling price. These factors were partially offset by a $0.8 million decline in revenues related to other retail products and services, primarily appliances and retail services.

Revenues from storage, fractionation and other midstream activities were $57.5 million for the three months ended March 31, 2008, an increase of $23.3 million or 68.1% from $34.2 million during the same three-month period in 2007. Approximately $5.8 million of this increase was due to the acquisition of ASC and the placement of the Stagecoach Phase II expansion into full service in September 2007. In addition, revenues from our West Coast NGL operations were $2.6 million higher as a result of increased transportation and processing activities and $14.9 million was due to increases in commodity cost and expected changes in the variety of natural gas liquid products sold.

Cost of Product Sold. Retail propane cost of product sold was $215.5 million for the three months ended March 31, 2008 compared to $172.4 million for the same three-month period in 2007. This $43.1 million, or 25.0%, increase in retail cost of product sold was driven by an approximate 37% higher average per gallon cost of propane, which resulted in a $56.8 million increase in cost, and an increase of $6.7 million associated with acquisition-related volume. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by approximately $20.4 million.

Wholesale propane cost of product sold in the three months ended March 31, 2008 was $166.1 million, an increase of $25.2 million or 17.9%, from wholesale cost of product sold of $140.9 million in 2007. These higher costs were primarily a result of an approximate $45.9 million increase due to the higher average cost of propane, partially offset by a $20.7 million decrease attributable to lower volumes sold. Average propane cost per gallon increased approximately $0.39 or 37.8% to an average of $1.42 in the three months ended March 31, 2008 compared to $1.03 in the three months ended March 31, 2007.

Other cost of product sold was $42.8 million for the three months ended March 31, 2008 compared to $38.6 million during the same three-month period in 2007. This $4.2 million, or 10.9%, increase was primarily due to higher costs associated with distillate sales from existing locations of $2.9 million and a $2.8 million increase related to acquisitions. These increases to cost of goods sold were partially offset by a $1.5 million decline in costs for other products and services.

Storage, fractionation and other midstream cost of product sold was $33.0 million for the three months ended March 31, 2008, an increase of $15.6 million, or 89.7%, from $17.4 million during the same three-month period in 2007. Of this $15.6 million increase, $15.0 million was attributable to our West Coast NGL operations which was due to the higher cost of product sold and increased costs associated with the expected changes in the variety of natural gas liquid product sold. The remaining $0.6 million increase was attributable to transportation and processing activities, the acquisition of ASC and the placement of the Stagecoach Phase II expansion into full service in September 2007.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $19.1 million and $17.9 million for the three months ended March 31, 2008 and 2007, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $7.7 million and $7.5 million for the three months ended March 31, 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expenses and consist primarily of depreciation and wages. Depreciation expense for storage, fractionation and other midstream amounted to $7.3 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. Wages for personnel directly involved in providing midstream services amounted to $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $137.4 million for the three months ended March 31, 2008 compared to $140.5 million in the same three-month period in 2007. This $3.1 million, or 2.2%, decrease was attributable to a $16.6 million decline resulting from lower retail gallon sales at existing locations as discussed above, partially offset by a $9.7 million increase related to a higher cash margin per gallon and $4.0 million associated with acquisitions. The increase in cash margin per gallon was primarily the result of our ability to raise selling prices in certain markets in excess of the increased cost of propane.

Wholesale propane gross profit was $7.1 million in the three months ended March 31, 2008 compared to $6.7 million in the three months ended March 31, 2007, an increase of $0.4 million or 6.0%. This increase was the result of slightly higher margins on sales to existing customers, partially offset by lower gallons sold.

Other gross profit was $21.8 million for the three months ended March 31, 2008 compared to $20.3 million for the same three-month period in 2007. This $1.5 million, or 7.4%, increase was due primarily to acquisitions and higher distillate sales.

Storage, fractionation and other midstream gross profit was $24.5 million in the three months ended March 31, 2008 compared to $16.8 million in the same three-month period in 2007, an increase of $7.7 million, or 45.8%. Approximately $6.2 million of this increase was due to the acquisition of ASC and the Stagecoach Phase II expansion being placed into full service in September 2007, while the remaining $1.5 million increase relates to higher transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $70.8 million for the three months ended March 31, 2008 compared to $66.2 million during the same three-month period in 2007. This $4.6 million, or 6.9%, increase in operating expenses was primarily the result of a $2.7 million increase arising from acquisitions. The remaining increase resulted from higher vehicle and insurance expenses, partially offset by lower personnel expenses due to integration efficiencies and lower variable expenses as a result of lesser volumes sold at existing locations.

Depreciation and Amortization. Depreciation and amortization was $23.2 million for the three months ended March 31, 2008 compared to $19.0 million during the same three-month period in 2007. This $4.2 million, or 22.1%, increase resulted primarily from acquisitions and the expansion of Inergy’s midstream segment.

Interest Expense. Interest expense was $15.3 million for the three months ended March 31, 2008 compared to $14.0 million during the same three-month period in 2007. This $1.3 million, or 9.3%, increase was due to an increase in the average debt outstanding associated with acquisitions and capital improvement projects, partially offset by lower average interest rates. During the three months ended March 31, 2008 and 2007, Inergy capitalized $0.9 million and $0.8 million, respectively, of interest related to certain capital improvement projects at its West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2008 was $0.7 million compared to $0.8 million in the same three-month period in 2007. This $0.1 million, or 12.5%, decrease was due to lower income earned by IPCHA. The provision for income taxes for the three months ended March 31, 2008 was composed of $0.3 million of current income tax expense together with $0.4 million of deferred income tax expense.

Interest of non-controlling partners in Inergy’s net income. We recorded expense of $65.7 million in the three months ended March 31, 2008, as compared to an expense of $72.9 million in the same three-month period of 2007 associated with the interests of non-controlling partners in Inergy. The $7.2 million, or 9.9%, change resulted primarily from a $2.5 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled. In addition, Inergy’s net income decreased $4.5 million compared to the same period in 2007, which had the effect of decreasing the interest of non-controlling partners in Inergy’s net income. The remaining difference was attributable to an increase in our ownership percentage of Inergy.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $15.0 million for the three months ended March 31, 2008 compared to net income of $12.2 million for the same three-month period in 2007. The $2.8 million, or 23.0%, increase in net income was primarily attributable to the decrease in expense related to the interest of non-controlling partners in Inergy’s net income, partially offset by the decrease in net income at Inergy in the three months ended March 31, 2008.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

The following table summarizes the consolidated income statement components for the six months ended March 31, 2008 and 2007, respectively (in millions):

	Six Months Ended March 31,		Change
	2008	2007	In Dollars	Percentage
Revenue	$1,162.8	$961.9	$200.9	20.9%
Cost of product sold	832.9	647.9	185.0	28.6

Gross profit	329.9	314.0	15.9	5.1
Operating and administrative expenses	136.1	131.9	4.2	3.2
Depreciation and amortization	46.0	39.5	6.5	16.5
Gain (loss) on disposal of assets	1.2	(0.9)	2.1	*

Operating income	149.0	141.7	7.3	5.2
Interest expense, net	(30.8)	(28.3)	(2.5)	(8.8)
Other income	0.1	1.2	(1.1)	(91.7)

Income before income taxes and interest of non-controlling partners in Inergy and ASC	118.3	114.6	3.7	3.2
Provision for income taxes	(1.2)	(1.0)	(0.2)	(20.0)
Interest of non-controlling partners in Inergy’s net income	(91.4)	(94.3)	2.9	3.1
Interest of non-controlling partners in ASC’s consolidated net income	(0.5)	—	(0.5)	*

Net income	$25.2	$19.3	$5.9	30.6%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2008 and 2007, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2008	2007	In Dollars	Percent	2008	2007	In Units	Percent
Retail propane	$602.8	$532.1	$70.7	13.3%	243.0	263.7	(20.7)	(7.8)%
Wholesale propane	325.9	255.8	70.1	27.4	225.9	246.3	(20.4)	(8.3)
Other retail	121.4	104.4	17.0	16.3	—	—	—	—
Storage, fractionation and midstream	112.7	69.6	43.1	61.9	—	—	—	—

Total	$1,162.8	$961.9	$200.9	20.9%	468.9	510.0	(41.1)	(8.1)%

Volume. During the six months ended March 31, 2008, we sold 243.0 million retail gallons of propane, a decrease of 20.7 million gallons or 7.8% from the 263.7 million retail gallons sold during the same six-month period in 2007. The decrease was due primarily to customer conservation, which we believe was due principally to an approximate 55% increase in the average Mt. Belvieu propane cost in the current six-month period versus the prior year period. To a lesser extent, expected volume losses from a loss of less profitable customers and fewer gallon sales to lower margin customers, including agricultural sales, contributed to the decline in gallons sold during the current six-month period. Offsetting the decrease in retail gallons sold described above was acquisition-related volume, which resulted in an increase of 7.9 million retail gallons in the six months ended March 31, 2008. Our weather for the six months was approximately 6% warmer than normal in our service territories and was relatively consistent with the prior year period.

Wholesale gallons delivered decreased 20.4 million gallons, or 8.3%, to 225.9 million gallons in the six months ended March 31, 2008 from 246.3 million gallons in the six months ended March 31, 2007. This decrease is due primarily to lower volumes sold to existing customers due to customer conservation as a result of higher product cost.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 6.0 million gallons, or 22.4%, to 32.8 million gallons during the six months ended March 31, 2008 from 26.8 million gallons during the same six-month period in 2007. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in late fiscal 2007. During the six months ended March 31, 2008 and 2007, Stagecoach had 26.25 bcf and 13.25 bcf of working gas storage capacity, respectively, with the increased capacity the result of our expansion project becoming commercially operational effective September 1, 2007. Stagecoach’s storage services were 100% contracted during each of the periods noted above. During the six months ended March 31, 2008, Steuben had 6.2 bcf of working gas storage capacity. Steuben’s storage services were 100% contracted during the period noted above.

Revenues. Revenues for the six months ended March 31, 2008 were $1,162.8 million, an increase of $200.9 million, or 20.9%, from $961.9 million during the same six-month period in 2007.

Revenues from retail propane sales were $602.8 million for the six months ended March 31, 2008 compared to $532.1 million during the same six-month period in 2007. This $70.7 million, or 13.3%, increase resulted primarily from the higher average selling price of propane and acquisition-related sales, which contributed $108.9 million and $19.6 million, respectively, to the higher revenues. These factors were partially offset by a $57.8 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $325.9 million in the six months ended March 31, 2008, an increase of $70.1 million or 27.4%, from $255.8 million in the six months ended March 31, 2007. This increase resulted primarily from the higher average selling price of propane, which contributed $91.3 million to the higher revenues. The higher selling price in our wholesale division in 2008 compared to 2007 was the result of the higher cost of propane. The increase was partially offset by a $21.2 million decrease in wholesale propane revenues attributable to lower wholesale sales to our existing customers.

Revenues from other sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $121.4 million for the six months ended March 31, 2008, an increase of $17.0 million, or 16.3%, from $104.4 million during the same six-month period in 2007. This increase was primarily related to higher distillate revenues from existing locations, which contributed an increase of approximately $9.9 million, a $5.9 million increase arising from acquisition-related sales, and a $3.0 million increase in transportation revenues. Distillate revenues increased in the current period due primarily to a 24% increase in the average selling price. These increases were partially offset by a $1.8 million decline in revenues related to other products and services, primarily appliances, retail services and rental sales.

Revenues from storage, fractionation and other midstream activities were $112.7 million for the six months ended March 31, 2008, an increase of $43.1 million or 61.9% from $69.6 million during the same six-month period in 2007. Approximately $13.2 million of this increase was due to the acquisition of ASC and the placement of the Stagecoach Phase II expansion into full service in September 2007. In addition, revenues from our West Coast NGL operations were $4.8 million higher as a result of increased transportation and processing activities and $25.1 million was due to increases in commodity cost and expected changes in the variety of natural gas liquid products sold.

Cost of Product Sold. Retail propane cost of product sold was $373.3 million for the six months ended March 31, 2008 compared to $299.1 million for the same six-month period in 2007. This $74.2 million, or 24.8%, increase in retail cost of product sold was driven by an approximate 35% higher average per gallon cost of propane, which resulted in a $94.1 million increase in cost. Also contributing to the higher cost of product during the current period was an increase of $12.5 million associated with acquisition-related volume. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by approximately $32.4 million.

Wholesale propane cost of product sold in the six months ended March 31, 2008 was $315.6 million, an increase of $70.7 million or 28.9%, from wholesale cost of product sold of $244.9 million in 2007. These higher costs were primarily a result of an approximate $91.0 million increase due to the higher average cost of propane, partially offset by a $20.3 million decrease attributable to lower volumes sold. Average propane cost per gallon increased approximately $0.41 or 41% to an average of $1.40 in the six months ended March 31, 2008 compared to $0.99 in the six months ended March 31, 2007.

Other cost of product sold was $77.8 million for the six months ended March 31, 2008 compared to $63.9 million during the same six-month period in 2007. This $13.9 million, or 21.8%, increase was primarily due to higher costs associated with distillate sales from existing locations of $10.2 million, a $3.9 million increase related to acquisitions and a $1.1 million increase in transportation costs. These increases to cost of goods sold were partially offset by a $1.3 million decline in costs for other products and services.

Storage, fractionation and other midstream cost of product sold was $66.2 million for the six months ended March 31, 2008, an increase of $26.2 million, or 65.5%, from $40.0 million during the same six-month period in 2007. Of this $26.2 million increase, $24.9 million was attributable to our West Coast NGL operations which was due to the higher cost of product sold and increased costs associated with the expected changes in the variety of natural gas liquid product sold. The remaining increase was from increased transportation and processing activities, the acquisition of ASC and the placement of the Stagecoach Phase II expansion into full service in September 2007.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $37.9 million and $35.4 million for the six months ended March 31, 2008 and 2007, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $15.4 million and $15.5 million for the six months ended March 31, 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expenses and consist primarily of depreciation and wages. Depreciation expense for storage, fractionation and other midstream amounted to $13.0 million and $7.4 million for the six months ended March 31, 2008 and 2007, respectively. Wages for personnel directly involved in providing midstream services amounted to $0.7 million and $0.4 million for the six months ended March 31, 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $229.5 million for the six months ended March 31, 2008 compared to $233.0 million in the same six-month period in 2007. This $3.5 million decrease was attributable to a $25.3 million decline resulting from lower retail gallon sales at existing locations as discussed above. These factors were partially offset by a $14.8 million increase related to a higher cash margin per gallon and $7.1 million associated with acquisitions. The increase in cash margin per gallon was primarily the result of our ability to raise selling prices in certain markets in excess of the increased cost of propane.

Wholesale propane gross profit was $10.3 million in the six months ended March 31, 2008 compared to $10.9 million in the six months ended March 31, 2007, a decrease of $0.6 million or 5.5%. This decrease was the result of reduced margins due to rising propane prices during the six months ended March 31, 2008 compared to falling propane prices in the six months ended March 31, 2007 and lower volume sold to existing customers.

Other gross profit was $43.6 million for the six months ended March 31, 2008 compared to $40.5 million for the same six-month period in 2007. This $3.1 million, or 7.7%, increase was due primarily to acquisitions and transportation activities.

Storage, fractionation and other midstream gross profit was $46.5 million in the six months ended March 31, 2008 compared to $29.6 million in the same six-month period in 2007, an increase of $16.9 million, or 57.1%. Approximately $13.2 million of this increase was due to the acquisition of ASC and the Stagecoach Phase II expansion being placed into full service in September 2007, while the remaining $3.7 million increase relates to higher transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $136.1 million for the six months ended March 31, 2008 compared to $131.9 million during the same six-month period in 2007. This $4.2 million, or 3.2%, increase in operating expenses was primarily the result of a $5.5 million increase arising from acquisitions, partially offset by lower expenses of approximately $1.3 million due to integration efficiencies and lower variable expenses as a result of lesser volumes sold at existing locations.

Depreciation and Amortization. Depreciation and amortization was $46.0 million for the six months ended March 31, 2008 compared to $39.5 million during the same six-month period in 2007. This $6.5 million, or 16.5%, increase was primarily a result of acquisitions and the expansion of Inergy’s midstream segment.

Interest Expense. Interest expense was $30.8 million for the six months ended March 31, 2008 compared to $28.3 million during the same six-month period in 2007. This $2.5 million, or 8.8%, increase was due to an increase in the average debt outstanding associated with acquisitions and capital improvement projects, partially offset by lower average interest rates. During the six months ended March 31, 2008 and 2007, Inergy capitalized $1.7 million and $1.4 million, respectively, of interest related to certain capital improvement projects at its West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2008 was $1.2 million compared to $1.0 million in the same six-month period in 2007. This $0.2 million, or 20.0%, increase was due to higher income earned by IPCHA. The provision for income taxes for the six months ended March 31, 2008 was composed of $0.9 million of current income tax expense together with $0.3 million of deferred income tax expense.

Interest of non-controlling partners in Inergy’s net income. We recorded expense of $91.4 million in the six months ended March 31, 2008, as compared to an expense of $94.3 million in the same six-month period of 2007 associated with the interests of non-controlling partners in Inergy. The $2.9 million, or 3.1%, change resulted primarily from a $4.9 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled. Partially offsetting this decreases in the expense related to interest of non-controlling partners was a $3.0 million increase in Inergy’s net income for the six months ended March 31, 2008, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. The remaining difference was attributable to an increase in our ownership percentage of Inergy.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $25.2 million for the six months ended March 31, 2008 compared to net income of $19.3 million for the same six-month period in 2007. The $5.9 million, or 30.6%, increase in net income was primarily attributable to the higher net income at Inergy in the six months ended March 31, 2008, as well as the decrease in expense related to the interest of non-controlling partners in Inergy’s net income, partially offset by higher operating expenses and depreciation and amortization.

Seasonality

The retail market for propane is seasonal because it is used primarily for heating in residential and commercial buildings. Approximately three-quarters of our retail propane volume is sold during the peak heating season from October through March. Consequently, sales and operating profits are generated mostly in the first and fourth calendar quarters of each year.

Liquidity and Sources of Capital

Capital Resource Activities

Inergy has identified growth projects related to its Stagecoach, Thomas Corners and West Coast NGL midstream businesses that are expected to require a total capital investment of approximately $387 million to complete. Of the $387 million, Inergy has invested approximately $204 million toward completion of these projects through March 31, 2008, primarily on the Stagecoach expansion. On September 1, 2007, the Phase II expansion project was placed into full commercial operation, which increased Inergy’s total working gas capacity to 26.25 bcf from 13.25 bcf. The expanded facility is 100% contracted with long term firm storage contracts that commenced upon full commercial operation. Stagecoach is also expected to construct a pipeline to interconnect with the proposed Millennium Pipeline, which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. The Thomas Corners Natural Gas Storage Project is expected to total 5.7 bcf of working gas capacity. The West Coast NGL project consists of the construction of a butane isomerization unit and related ancillary facilities, as well as the expansion of butane storage capacity. The isomerization unit is projected to have a capacity of 10,000 barrels per day and provide isobutane supplies to refiners or wholesale distributors for gasoline blending. This project is expected to be in service by the winter of 2008.

Cash Flows and Contractual Obligations

Historically, we have relied on distributions from Inergy and on borrowings under our existing credit agreement to fund any cash requirements for our operations. We are, and have been for all periods presented, in compliance with all material financial covenants.

Net operating cash inflows were $63.5 million and $119.4 million for the six-month periods ending March 31, 2008 and 2007, respectively. The $55.9 million decrease in operating cash flows was primarily attributable to net changes in working capital balances.

Net investing cash outflows were $121.0 million and $108.7 million for the six-month periods ending March 31, 2008 and 2007, respectively. Net cash outflows were primarily impacted by a $70.3 million increase in capital expenditures, a $37.5 million decrease in cash outlays related to acquisitions and a $20.8 million increase in proceeds from the sale of assets.

Net financing cash inflows were $70.8 million and $21.3 million for the six-month periods ending March 31, 2008 and 2007, respectively. Net cash inflows were primarily impacted by a $170.5 million increase in proceeds from the issuance of long-term debt, net of payments on long-term debt, a $104.7 million decrease in the proceeds from issuance of Inergy common units, a $1.9 million decrease in proceeds related to Inergy unit option exercises, a $7.7 million increase in distributions to non-controlling partners in Inergy, L.P., and a $6.6 million increase in distributions.

We believe that anticipated cash from operations and borrowing capacity under our credit facility and Inergy’s credit facility will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital.

Description of Credit Facilities

Inergy Holdings, L.P.

Our bank facility (the “Bank Facility”) was amended in January 2008. The Bank Facility includes a $14 million revolver for Holdings and a $6 million revolver for IPCHA. The aggregate borrowing capacity available under the Bank Facility remained at $20 million. The maturity date of the Bank Facility was extended to 2011 and continues to be collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and

LIBOR plus the applicable spreads, which was 4.62% at March 31, 2008 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $12.3 million and $13.0 million at March 31, 2008 and September 30, 2007, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 4.06% and 5.25% at March 31, 2008. At March 31, 2008, borrowings outstanding under the Credit Agreement were $219.7 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $37.7 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of Inergy’s domestic subsidiaries.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2008, we had floating rate obligations totaling approximately $383.0 million for amounts borrowed under credit agreements and interest rate swaps, which convert a portion of our fixed rate senior unsecured notes due 2014 to floating rate debt. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2008 levels, our interest expense would change by a total of approximately $3.8 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2008 and 2007 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at March 31, 2008 and September 30, 2007 (in millions):

	March 31, 2008		September 30, 2007
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	3.8	3.8	5.0	4.8
Natural gas (MMBTU’s)	0.1	—	7.9	7.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2008 and September 30, 2007 was assets of $19.0 million and $55.0 million, respectively, and liabilities of $19.0 million and $49.6 million, respectively.

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to Inergy’s risk management activities for the six months ended March 31, 2008 and 2007 where settlement has not yet occurred (in millions):

	Six Months Ended March 31,
	2008	2007
Net fair value gain (loss) of contracts outstanding at beginning of period	$5.4	$(2.8)
Net change in physical exchange contracts	(0.3)	(1.7)
Initial recorded value of new contracts entered into during the period	—	1.4
Change in fair value of contracts attributable to market movement during the period	(6.3)	21.1
Realized (gains) losses	1.2	(12.3)

Net fair value of contracts outstanding at end of period	$—	$5.7

Inergy uses observable market values for determining the fair value of its trading instruments. In cases where actively quoted prices are not available, other external sources are used which incorporate information about commodity prices in actively quoted markets, quoted prices in less active markets and other market fundamental analysis. Inergy’s risk management department compares valuations to independent sources and models on a quarterly basis.

All contracts subject to price risk had a maturity of twenty-two months or less.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $(0.1) million change in the market value of the contracts as there were approximately (0.7) million gallons of net unbalanced positions at March 31, 2008.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: May 8, 2008	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)