Form 10-K
period 2008-09-30
INERGY HOLDINGS, L.P.
filed 2008-12-01
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

    Yes  ☐    No  ☒

The aggregate market value of the 7,819,745 common units of the registrant held by non-affiliates computed by reference to the $26.45 closing price of such common units on October 31, 2008, was approximately $206.8 million. The aggregate market value of the 7,777,731 common units of the registrant held by non-affiliates computed by reference to the $38.95 closing price of such common units on March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $302.9 million. As of November 17, 2008, the registrant had 20,239,657 common units outstanding.

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

INERGY HOLDINGS, L.P.

PART I

Item 1. Business.

Recent Developments

On October 1, 2008, Inergy acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

General

Inergy Holdings, L.P.

Our cash-generating assets consist of our partnership interests, including incentive distribution rights in Inergy, L.P. (NASDAQ: NRGY), a publicly traded Delaware limited partnership, which operates a rapidly growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. In addition to Inergy’s retail and wholesale propane business, Inergy also operates a growing midstream business that includes two natural gas storage facilities (“Stagecoach” and “Steuben”), a liquefied petroleum gas (“LPG”) storage facility, a natural gas liquids (“NGL”) business and a salt mining and storage cavern (“US Salt”).

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

Our aggregate partnership interests in Inergy as of September 30, 2008, consist of the following:

•

a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 0.9% general partner interest in Inergy;

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 9.2%; and

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

The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by Inergy as certain target distribution levels are reached. They generally entitle us to receive 13.0% of all cash distributed in a quarter after each Inergy unit has received $0.33 for that quarter, 23.0% of all cash distributed after each Inergy unit has received $0.375 for that quarter and 48.0% of all cash distributed after each Inergy unit has received $0.45 for that quarter. For the quarter ended September 30, 2008, Inergy declared a distribution of $0.635 per unit, which resulted in our company receiving approximately $13.8 million in distributions comprised of approximately $3.0 million from the limited partnership units we own of Inergy, approximately $0.4 million from our 0.9% non-managing general partner interest in Inergy and approximately $10.4 million from the incentive distribution rights of Inergy.

On October 16, 2008, we declared a quarterly distribution on our common units of $0.65 per limited partner unit, or $2.60 per limited partner unit on an annualized basis.

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

Inergy, L.P.

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001 but did not conduct operations until the closing of its initial public offering on July 31, 2001. Inergy owns and operates a growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also operates a growing midstream business that includes two natural gas storage facilities (“Stagecoach” and “Steuben”), a liquefied petroleum gas (“LPG”) storage facility, a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”).

Inergy believes it is the fifth largest propane retailer in the United States, excluding cooperatives, based on retail propane gallons sold. For the fiscal year ended September 30, 2008, Inergy sold and physically delivered approximately 331.9 million gallons of propane to retail customers and approximately 358.5 million gallons of propane to wholesale customers. Inergy’s propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. Inergy markets its propane products under various regional brand names. As of October 31, 2008, Inergy serves approximately 700,000 retail customers in 28 states from 313 customer service centers which have an aggregate of approximately 30.7 million gallons of above-ground propane storage. In addition to its retail propane business, Inergy operates a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to its customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and Southeast.

Inergy also owns and operates a midstream business which includes the following assets:

•

the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with approximately 26.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. Located 150 miles northwest of New York City, the Stagecoach facility is among the closest natural gas storage facilities to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line. The facility is fee-based and is currently 100% committed primarily with investment grade-rated companies with term contracts that have a weighted average maturity extending to September 2014.

•	an NGL business in Bakersfield, California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations.

•

the Bath Storage Facility, a 1.5 million barrel salt cavern LPG storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 19 – 22 rail cars per day and 15 truck transports per day.

•

100% of the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a 6.2 bcf natural gas storage facility located in Steuben County, New York. In addition to Steuben, ASC owns the development rights to the Thomas Corners natural gas storage project, also located in Steuben County. On March 14, 2008, Inergy filed an application with the Federal Energy Regulatory Commission to develop and operate Thomas Corners.

•

US Salt, an industry-leading solution mining and salt production company located in Schuyler County, New York, between Inergy’s Stagecoach and Steuben natural gas storage facilities. US Salt produces and sells over 300,000 tons of salt each year. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas storage capacity.

Inergy has grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since its predecessor’s inception in November 1996 through September 30, 2008, Inergy has acquired the assets and liabilities of 80 companies for an aggregate purchase price of approximately $1.7 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets and liabilities of 6 propane companies and 2 midstream companies acquired during fiscal 2008 for an aggregate purchase price, net of cash acquired, of approximately $212.7 million.

The following chart sets forth information about each business Inergy acquired during the fiscal year ended September 30, 2008, and through the date of this filing:

Acquisition Date	Company	Location
October 2007	Riverside Gas & Oil Company	Chestertown, NY
October 2007	Arlington Storage Company, LLC	Steuben County, NY
February 2008	Capitol Propane L.L.C.	Lewis Center, OH
March 2008	Rice Oil Co.	Greenfield, MA
April 2008	Farm & Home Oil Retail Company LLC	Telford, PA
August 2008	Little’s Gas Service, Inc.	Aspers, PA
August 2008	US Salt, LLC	Watkins Glen, NY
September 2008	Deerfield Valley Energy, Inc.	Wilmington, VT

Acquisitions after September 30, 2008
October 2008	Blu-Gas group of companies	Denver, NC

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

In addition to competing with alternative energy sources, Inergy competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Inergy believes that the 10 largest retailers account for approximately 43% of the total retail sales of propane in the United States, and that no single marketer has a greater than 11% share of the total retail market in the United States. Most of Inergy’s customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Inergy’s typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

Midstream

Inergy owns, as part of its midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York that it acquired in August 2005. Inergy also owns a natural gas liquids business in California, which includes natural gas processing, NGL fractionation, NGL rail and truck terminals, bulk storage, trucking and marketing operations. Inergy also owns a 1.5 million barrel salt cavern liquefied petroleum gas storage facility near Bath, New York. In October 2007, Inergy acquired a controlling interest in Steuben Gas Storage Company (“Steuben”), which owns a 6.2 bcf natural gas storage facility located in Steuben County, New York. In August 2008, Inergy acquired US Salt, an industry leading solution mining and salt production company located in Schuyler County, New York. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas storage capacity. Inergy believes these businesses complement its existing propane operations and provide it with added long-term strategic benefits.

Natural Gas Storage Business

According to the Energy Information Administration’s consumption data, natural gas supplies approximately 24% of U.S. energy. In recent years, the market for natural gas has experienced increasingly volatile prices, due in part to the following factors:

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

Storage capacity is held by a wide variety of market participants for a variety of purposes such as:

Reliability: local distribution companies (“LDC’s”) hold the bulk of capacity and tend to use it in a manner relatively insensitive to gas prices, injecting gas into storage during the summer to meet fairly well-defined inventory targets, and withdrawing it in winter to meet peak load requirements while retaining a sufficient cushion of inventory to meet worst-case, late winter demands. For such customers with an obligation to serve core end use markets, the value of storage may be significantly greater than the price differential between winter and summer gas. LDC’s will pay the price to secure the natural gas storage they need up to the cost of alternatives (i.e., long haul pipeline capacity or above-ground storage).

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

NGL Business

In general, natural gas produced at the wellhead contains, along with methane, various NGL’s. This “rich” natural gas in its raw form is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Inergy’s natural gas processing operation, located in Bakersfield, CA, separates, for the most part, the NGL’s from the methane, and delivers the methane to the local natural gas pipelines. The NGL’s are retained for further processing within Inergy’s fractionation facility.

NGL fractionation facilities separate mixed NGL streams into discrete NGL products: propane, normal butane, isobutane and pentanes (natural gasoline). The three primary sources of mixed NGL’s fractionated in the United States are (i) domestic natural gas processing plants, (ii) domestic crude oil refineries, and (iii) imports of butane and propane mixtures. The mixed NGL’s delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facility are typically transported by NGL pipelines and, to a lesser extent, by railcar and truck.

NGL products (propane, normal butane, isobutane and natural gasoline) are typically used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Propane is used both as a petrochemical feedstock in the production of propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Some more common uses of isobutane are blendstock in motor gasoline to enhance the octane content and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline and as a dilute for heavy crude oil.

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

Salt Mining

According to the Salt Institute, a North American based non-profit salt industry trade association, more than 200 million metric tons of salt were produced in the world in 2006. China is the single largest producer of salt, with 48 million metric tons, followed closely by the United States, with 46 million metric tons. Salt is generally categorized into four types based upon the method of production. They are evaporated salt, solar salt, rock salt, and salt in brine. Dry salt is produced through the following methods: solution mining and mechanical evaporation, solar evaporation, or deep-shaft mining. The US Salt facility, located in Schuyler County, New York, produces salt using solution mining and mechanical evaporation. The facility produces and sells over 300,000 tons of salt each year.

In solution mining, wells are drilled into salt beds or domes and then water is injected into the formation and circulated to dissolve the salt. Then the salt solution, or brine, is pumped out and taken to a plant for evaporation. At the plant, the brine is treated to remove minerals and pumped into vacuum pans, sealed containers in which the brine is boiled, and then evaporated until the salt is left behind. Then it is dried and refined. Depending on the type of salt to be produced, iodine and an anti-clumping agent may be added to the salt. Most food grade table salt is produced in this manner.

After the salt is removed from a solution-mined salt deposit, the empty cavern can be used to store other substances, like natural gas, LPG’s, compressed air, or industrial wastes.

The US Salt facility has existing cavern space that Inergy intends to convert to approximately 10 bcf of natural gas storage and 5 million barrels of LPG storage. With each new brine well that Inergy drills, it creates additional potential storage capacity.

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

Competitive Strengths

Inergy intends to pursue this objective by capitalizing on what it believes are its competitive strengths as follows:

Proven Acquisition Expertise

Since Inergy’s predecessor’s inception and through September 30, 2008, Inergy has acquired and successfully integrated 80 companies—74 propane companies and 6 midstream businesses. Inergy’s executive officers and key employees, who together average more than 15 years experience in the propane and midstream energy-related industries, have developed business relationships with retail propane owners and businesses as well as midstream industry participants throughout the United States. These significant industry contacts have enabled Inergy to negotiate most of its acquisitions on an exclusive basis. Inergy believes that this acquisition expertise should allow it to continue to grow through strategic and accretive acquisitions. Inergy’s acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to Inergy common unitholders on a per unit basis;

•	propane and midstream businesses in attractive market areas;

•	propane businesses with established names with reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	midstream businesses with organic expansion opportunities or strategic regional enhancement; and

•	retention of key employees in acquired businesses.

Management Experience

Our senior management team has extensive experience in the propane and midstream energy industry. Our management team has a proven track record of enhancing the value of our partnership, through the acquisition, integration and optimization of the businesses we own and operate.

Flexible Financial Structure

Inergy has a $350 million revolving credit facility for acquisitions and a $75 million revolving working capital facility. These facilities include a provision which allows Inergy to utilize up to $200 million of combined borrowing capacity for working capital as needed during the winter heating season. Inergy believes its available capacity under these facilities combined with its ability to fund acquisitions and organic expansion projects through the issuance of additional partnership interests will provide a flexible financial structure that will facilitate its acquisition and organic expansion effort.

Propane Business Strengths

Focus on High Percentage of Retail Sales to Residential Customers

Inergy’s retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2008, sales to residential customers represented approximately 70% of Inergy’s retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, Inergy believes that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, Inergy owns nearly 90% of the propane tanks located at its customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of Inergy’s customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Comprehensive Propane Logistics and Distribution Business

One of Inergy’s distinguishing strengths is its propane procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2008, Inergy delivered approximately 358.5 million gallons of propane on a wholesale basis to our various customers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. Inergy also provides transportation services to these distributors through its fleet of transport vehicles, and price risk management services to its customers through a variety of financial and other instruments. The presence of Inergy’s trucks serving its wholesale customers allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. Inergy believes its wholesale business enables it to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because Inergy sells on a wholesale basis to many residential and commercial retailers, Inergy has an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for it. Inergy believes that it will have an adequate supply of propane to support its growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps Inergy avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Midstream Business Strengths

Strategically Located Assets

Inergy’s assets are situated close to or within demand based market areas, which positions Inergy well to leverage the services it offers to its customers relative to its competitors. Inergy owns and operates natural gas storage operations approximately 200 miles northwest of New York City. These assets are among the closest natural gas storage facilities to the New York City market and have the capability of delivering gas to this market as well as other Northeast and Mid-Atlantic market centers. Inergy also owns and operates US Salt, a salt production company located in Schuyler County, New York, between the Stagecoach and Steuben natural gas storage facilities, which Inergy believes may add additional gas storage capacity to its operations in the Northeast. Inergy also owns and operates an NGL operation in Bakersfield, California, strategically situated between the major refining centers of Los Angeles and San Francisco. Inergy also owns and operates a salt production company located in Schuyler County, New York, between the Stagecoach and Steuben natural gas storage facilities. Inergy believes there are opportunities to further leverage its geographic location, expand its current asset base and to enhance the platform of services it offers to its customers that will further enhance the value and profitability of these assets.

Ability to Leverage Industry Relationships

Inergy’s management team has extensive industry relationships and they have been successful in leveraging these relationships with both new and existing customers of the midstream operations into profitable opportunities to further grow Inergy’s operations.

Stable Cash Flows

Inergy’s midstream operations consist predominantly of fee-based services that generate stable cash flows. The Stagecoach operations are 100% fee-based with a weighted average contract maturity which extends to September 2014. Steuben and Bath operations are also 100% fee-based with contracted maturities extending out several years. These contracts are with investment-grade rated customers such as large east coast utilities and major gas marketing firms. In addition, Inergy’s West Coast NGL operations are also primarily fee-based and have little exposure to fluctuations in commodity prices. Inergy believes that this further adds to its stable cash flow and enhances its access to the capital markets.

Operations

Inergy’s operations reflect two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At October 31, 2008, Inergy distributes propane to approximately 700,000 retail customers from 313 customer service centers in 28 states. Inergy markets propane primarily in rural areas, but also has a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. Inergy markets its propane primarily in the eastern half of the United States through its customer service centers using multiple regional brand names. The following table shows Inergy’s customer service centers by state:

State	Number of Customer Service Centers
Alabama	43
Arkansas	2
Connecticut	4
Florida	20
Georgia	4
Illinois	4
Indiana	22
Kentucky	1
Maine	4
Maryland	6
Massachusetts	5
Michigan	32
Mississippi	30
New Hampshire	3
New Jersey	4
New York	11
North Carolina	11
Ohio	26
Oklahoma	3
Pennsylvania	14
Rhode Island	1
South Carolina	3
Tennessee	10
Texas	27
Vermont	8
Virginia	4
West Virginia	2
Wisconsin	9

Total	313

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

During the fiscal year ended September 30, 2008, Inergy delivered approximately half of its propane volume to retail customers and half to wholesale customers. Inergy’s retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	approximately 70% to residential customers;

•	approximately 23% to industrial and commercial customers; and

•	approximately 7% to agricultural customers.

No single retail customer accounted for more than 1% of Inergy’s revenue during the fiscal year ended September 30, 2008.

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

Transportation Assets and Maintenance

Inergy’s transportation assets are operated by L&L Transportation, LLC, a wholly owned subsidiary of Inergy Propane, LLC. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2008, Inergy owned a fleet of approximately 193 tractors, 674 transports, 1,317 bobtail and rack trucks and 878 other service vehicles. In addition to supporting its retail and wholesale propane operations, Inergy’s fleet is also used to deliver butane and ammonia for third parties and to distribute natural gasoline for various processors and refiners.

Inergy owns truck fabrication and maintenance facilities located in Indiana, Ohio and Mississippi. Inergy also has a trucking operation located in California as part of its NGL business. Inergy believes that its ability to build and maintain the trucks it uses in its propane operations significantly reduces the costs Inergy would otherwise incur with third parties in purchasing and maintaining its fleet of trucks.

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

Wholesale Supply, Marketing and Distribution Operations

Inergy currently provides wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While its wholesale supply, marketing and distribution operations accounted for approximately 29% of total revenue, this business represented approximately 4% of Inergy’s gross profit during the fiscal year ended September 30, 2008.

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

Supply

Inergy obtains a substantial majority of its propane from domestic suppliers, with its remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2008, a majority of Inergy’s sales volume was purchased pursuant to contracts that have a term of one year; the balance of Inergy’s sales volume was purchased on the spot market. The percentage of Inergy’s contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Three suppliers, Sunoco, Inc. (12%), ExxonMobil Oil Corp. (11%) and BP Amoco Corp. (10%), accounted for approximately 33% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Midstream Operations

Natural Gas Storage Operations

Stagecoach was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with approximately 26.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, the Stagecoach facility is currently connected to Tennessee Gas Pipeline Company’s 300 Line and is a significant participant in the northeast United States natural gas distribution system. Stagecoach has also constructed a pipeline in order to interconnect with the Millennium Pipeline in December 2008, which will enhance and further diversify Inergy’s supply sources and provide interruptible wheeling services to the shipper community. In September 2007, Inergy placed into full commercial service an expansion of its Stagecoach facility, which increased its working storage capacity of natural gas to approximately 26.25 bcf through the addition of approximately 13.0 bcf of storage to its existing 13.25 bcf working storage capacity. The Stagecoach facility, including the expansion storage capacity is 100% contracted with predominantly investment-grade rated customers such as large east coast utility companies and major gas marketing firms.

ASC was acquired in October 2007 and is the majority owner and operator of Steuben which owns a natural gas storage facility, located in Steuben County, New York, with approximately 6.2 bcf of working gas capacity, maximum withdrawal capability of 60 MMcf/day, and maximum injection capability of 30 MMcf/day. The facility was developed and placed in commercial service in 1991. The storage capacity at Steuben is fully contracted under long-term agreements with investment-grade rated customers.

Located approximately 30 miles northwest of Corning, New York, the Steuben facility is currently connected to Dominion Gas Transmission’s Woodhull line and is a critical component of the northeast United States natural gas market.

In addition to Steuben, ASC owns the development rights to the Thomas Corners storage project. Thomas Corners is also located in Steuben County and, upon completion, will have a working gas capacity of approximately 7.0 bcf, maximum withdrawal and injection capabilities of 100 MMcf/day and 50 MMcf/day, respectively. Inergy expects the Thomas Corners project to be commercially operational by the fall of 2009. Thomas Corners is expected to interconnect with Tennessee Gas Pipeline Company’s Line 400 and Columbia Gas Transmission’s A-5 line. Connections to the Empire Pipeline, the Millennium Pipeline, and Dominion Gas Transmission’s Woodhull line are also under consideration.

LPG Storage Operations

Inergy’s Bath LPG storage facility, acquired in October 2006, is a 1.5 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and approximately 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading and unloading 19-22 rail cars per day and 15 truck transports per day. The facility is currently fully contracted in butane and propane storage.

NGL Operations

Inergy’s NGL business, acquired in 2003, is located near Bakersfield, CA, and currently provides natural gas gathering/processing, liquids processing and fractionation, rail and truck terminal throughput, propane storage, natural gas liquids transportation, and purchase and sale of LPG purity products. The facility includes a 10,000 barrel per day NGL fractionation plant, a 25 million cubic feet per day natural gas processing plant, approximately 6 million gallons of NGL storage and state of the art rail and trucking terminals. This facility is supported by predominantly fee based contracts. Inergy has announced a significant capital expansion of this facility, including the construction of additional refrigerated NGL storage capacity and the installation of a butane isomerization unit to convert normal butane into isobutane for use by west coast refiners in gasoline blending. Inergy expects this expansion to be in commercial service by February 2009.

Salt Operations

Inergy’s US Salt facility, acquired in August 2008, is located in Schuyler County, New York, and produces salt using solution mining and mechanical evaporation. The facility is strategically located between Inergy’s Stagecoach and Steuben facilities. The facility produces and sells over 300,000 tons of salt each year. The US Salt facility has existing cavern space that Inergy intends to convert to approximately 10 bcf of natural gas storage and 5 million barrels of LPG storage. With each new brine well that it drills, Inergy creates additional potential storage capacity.

For more information on Inergy’s reportable business segments, see Note 14 to the Consolidated Financial Statements.

Employees

We have no employees except through our ownership and control of certain subsidiaries. As of October 31, 2008, Inergy had 3,002 full-time employees and 102 part-time employees. Of the 3,104 employees, 107 were general and administrative and 2,997 were operational. Of the operational employees, 248 were members of labor unions. Inergy believes that its relationship with its employees is satisfactory.

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

Inergy’s midstream operations are subject to federal, state and local regulatory authorities. Specifically, the Stagecoach natural gas storage facility and the Steuben natural gas storage facility are subject to the regulation of the Federal Energy Regulatory Commission, or FERC. Additionally, in March 2008, Inergy filed for a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act for the construction and operation of the Thomas Corners natural gas storage project.

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate gas transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that, upon review by the FERC, are found to be unjust, unreasonable, or unduly discriminatory. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for such services are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), Inergy’s regulated subsidiary and owner of the Stagecoach facility and the FERC-approved tariff of Steuben Gas Storage Company, the owner of the Steuben facility. Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such proposed increases may ultimately be rejected by FERC. CNYOG currently holds authority from FERC to charge and collect market-based rates for services it provides at the Stagecoach facility and Steuben Gas Storage Company currently holds authority from FERC to charge and collect cost of service rates at the Steuben facility. There can be no guarantee that CNYOG will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach facility’s operating life. Any successful complaint or protest against rates charged for Stagecoach storage and related services, or CNYOG’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

In addition, the Stagecoach facility’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity such as Thomas Corners, if Inergy or one of its affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link Inergy’s facilities to the market area or if Inergy or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

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

In addition, the Department of Homeland Security Appropriations Act of 2007 requires the Department of Homeland Security or “DHS” to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to the act and the DHS has adopted Appendix A to the interim rules that establish the chemicals of concern and their respective threshold quantities that will trigger compliance with the interim rules.

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

In addition, the actual amount of cash Inergy will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures Inergy makes;

•	the cost of acquisitions or expansions, if any;

•	debt service requirements;

•	the price and availability of debt and equity financing;

•	fluctuations in working capital needs;

•	restrictions on distributions contained in Inergy’s credit facility and senior notes;

•	Inergy’s ability to borrow under its working capital facility to make distributions;

•	prevailing economic conditions; and

•	the amount, if any, of cash reserves established by Inergy’s managing general partner in its discretion for the proper conduct of business.

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

Inergy’s future acquisitions and completion of its expansion projects will require significant amounts of debt and equity financing which may not be available to Inergy on acceptable terms, or at all.

Inergy plans to fund its acquisitions and expansion capital expenditures, including any future expansions it may undertake, with proceeds from sales of its debt and equity securities and borrowings under its revolving credit facility; however, Inergy cannot be certain that it will be able to issue its debt and equity securities on terms or in the proportions that it expects, or at all, and Inergy may be unable refinance its revolving credit facility when it expires. In addition, Inergy may be unable to obtain adequate funding under its current revolving credit facility because its lending counterparties may be unable to meet their funding obligations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions may make it difficult to obtain funding.

The cost of raising money in the debt and equity capital markets has increased while the availability of funds from those markets generally has diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity or on terms similar to Inergy’s current debt and reduced and, in some cases, ceased to provide funding to borrowers.

A significant increase in Inergy’s indebtedness, or an increase in Inergy’s indebtedness that is proportionately greater than its issuances of equity, as well as the credit market and debt and equity capital market conditions discussed above could negatively impact Inergy’s credit ratings or its ability to remain in compliance with the financial covenants under its revolving credit agreement which could have a material adverse effect on Inergy’s financial condition, results of operations and cash flows. If Inergy is unable to finance acquisitions or our expansion projects as expected, Inergy could be required to seek alternative financing, the terms of which may not be attractive, or to revise or cancel its expansion plans.

If Inergy does not continue to make acquisitions on economically acceptable terms, its future financial performance may be limited.

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

•	Although Inergy intends to use its own securities as acquisition currency, some prospective sellers may not be willing to accept its securities as consideration.

•	Inergy will use cash for capital expenditures related to expansion projects, which will reduce its cash available to pay for additional acquisitions.

Moreover, acquisitions involve potential risks, including:

•	Inergy’s ability to integrate the operations of recently acquired businesses,

•	the diversion of management’s attention from other business concerns,

•	customer or key employee loss from the acquired businesses, and

•	a significant increase in Inergy’s indebtedness.

Inergy’s growth strategy includes acquiring entities with lines of business that are distinct and separate from its existing operations which could subject Inergy to additional business and operating risks.

Consistent with Inergy’s announced growth strategy and its acquisition of the US Salt facility and related assets, Inergy may acquire assets that have operations in new and distinct lines of business from its existing operations, including midstream assets. Integration of new business segments is a complex, costly and time-consuming process and may involve assets in which Inergy has limited operating experience. Failure to timely and successfully integrate acquired entities’ new lines of business with Inergy’s existing operations may have a material adverse effect on its business, financial condition or results of operations. The difficulties of integrating new business segments with existing operations include, among other things:

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

As of September 30, 2008, Inergy had approximately $1.1 billion of total outstanding indebtedness. Inergy’s leverage, various limitations in its credit facility, other restrictions governing its indebtedness and the indentures governing Inergy’s senior notes may reduce its ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

Most of Inergy’s total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Three of Inergy’s suppliers, Sunoco, Inc. (12%), ExxonMobil Oil Corp. (11%) and BP Amoco Corp. (10%), accounted for approximately 33% of propane purchases during the fiscal year ended September 30, 2008. In the event that Inergy is unable to purchase propane from its significant suppliers, Inergy’s failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt its ability to satisfy customer demand, reduce its revenues and adversely affect its results of operations.

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

Inergy currently is party to propane supply contracts and expects to enter into additional propane supply contracts which require it to purchase substantially all the propane production from certain refineries. Inergy’s inability to sell the propane supply in its own propane distribution business, to other retail propane distributors or to other propane wholesalers would have a substantial adverse impact on its operating results and could adversely impact its capital liquidity. Inergy is also a party to fixed price sale contracts with certain customers that are backed-up by propane supply contracts. If a significant number of Inergy’s customers default under these fixed price contracts, the results of Inergy’s operations would be adversely affected.

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

Inergy’s operations are subject to federal, state and local regulatory authorities. Specifically, Inergy’s natural gas storage facilities are subject to the regulation of the Federal Energy Regulatory Commission, or FERC.

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

Inergy’s Stagecoach natural gas storage business depends on the Tennessee Gas Pipeline Company’s 300-Line, currently the only pipeline to which it is interconnected, and the Steuben natural gas storage facility depends on the Dominion Transmission System. These pipelines are owned by parties not affiliated with Inergy. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on Inergy’s ability, and the ability of Inergy’s customers, to transport natural gas to and from Inergy’s facilities and have a corresponding material adverse effect on Inergy’s storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from Inergy’s facilities affect the utilization and value of our storage services. Significant changes in the rates charged by these pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on Inergy’s storage revenues.

Inergy expects to derive a significant portion of its revenues from its natural gas and LPG storage operations from a limited number of customers, and the loss of one or more of these customers could result in a significant loss of revenues and cash flow.

Inergy expects to derive a significant portion of its revenues and cash flow in connection with its natural gas and LPG storage operations from a limited number of customers. The loss, nonpayment, nonperformance, or impaired creditworthiness of one of these customers could have a material adverse effect on Inergy’s business, results of operations and financial condition.

Inergy competes with other natural gas storage companies and services that can substitute for storage services.

Inergy’s principal competitors in its natural gas storage market include other storage providers including among others Dominion Resources, Inc., NiSource Inc., and El Paso Corporation. These major natural gas transmission companies have existing storage facilities connected to their systems that compete with certain of Inergy’s facilities. FERC has adopted policy that favors authorization of new storage projects, and there are numerous natural gas storage options in the New York/Pennsylvania geographic market. Pending and future construction projects, if and when brought on line, may also compete with Inergy’s natural gas storage operations. Such projects may include FERC-certificated storage expansions and greenfield construction projects. Inergy also competes with the numerous alternatives to storage available to customers, including pipeline balancing/no-notice services, seasonal/swing services provided by pipelines and marketers, and on-system LNG facilities.

Expanding Inergy’s business by constructing new midstream assets subjects Inergy to risks.

One of the ways Inergy may grow its business is through the expansion of its existing storage facilities, such as the current Stagecoach expansion project and the Thomas Corners development. The construction of additional storage facilities or new pipeline interconnects involves numerous regulatory, environmental, political and legal uncertainties beyond Inergy’s control and may require the expenditure of significant amounts of capital. If Inergy undertakes these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, Inergy’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Inergy builds a new midstream asset, the construction will occur over an extended period of time, and Inergy will not receive material increases in revenues until after the project is placed in service. Moreover, Inergy may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve Inergy’s expected investment return, which could adversely affect Inergy’s results of operations and financial condition.

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

Inergy’s unitholders have the right to remove Inergy’s general partner with the approval of the holders of 66 2/3 % of all units, which would cause us to lose our general partner interest in Inergy and the ability to manage Inergy.

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

Our general partner owns a non-economic general partner interest in us and certain named executive officers and directors of our general partner and certain named executive officers and directors of the managing general partner of Inergy own an approximate 46.10% limited partner interest in us. In addition, certain officers of our general partner and certain officers and directors of the managing general partner of Inergy own approximately 78.73% of our general partner.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any properties. However, as of October 31, 2008, Inergy owned 207 of its 313 retail propane customer service centers and leased the remaining centers. For more information concerning the location of Inergy’s customer service centers, see “Retail Propane” under Item 1. Inergy leases its Kansas City, Missouri headquarters. Inergy leases underground storage facilities with an aggregate capacity of approximately 27.1 million gallons of propane at six locations under annual lease agreements. In addition, Inergy owns two underground storage facilities with an aggregate capacity of approximately 21.6 million gallons of propane and butane. Inergy also leases capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to Inergy’s retail propane operations and customer retention. As of September 30, 2008, Inergy owned the following:

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

On September 26, 2008, Inergy executed a Consent Agreement and Final Order (“CAFO”) that will be filed by the United States Environmental Protection Agency, Region 1 (New England Region), in November 2008. The CAFO relates to violations of the Clean Water Act and the Oil Pollution Prevention regulations (i.e., the Spill Prevention Control and Countermeasure requirements for bulk oil storage facilities). Specifically, the CAFO relates to four facilities in New Hampshire (two of which Inergy no longer operates). Although there were no significant releases or actual environmental damages alleged by EPA, a standard civil penalty of $157,500 was assessed for the various non-compliance issues at the facilities. Compliance strategies, including revised SPCC Plans, replacement and locking of valves, installation of fencing, lighting and upgraded alarms and secondary containment, have been developed and implemented.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended September 30, 2008.

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

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2008:
September 30, 2008	$25.04	$37.34	$0.650
June 30, 2008	35.69	41.44	0.610
March 31, 2008	34.25	46.97	0.585
December 31, 2007	40.99	50.00	0.560

Fiscal 2007:
September 30, 2007	$41.84	$53.75	$0.535
June 30, 2007	45.50	56.09	0.510
March 31, 2007	38.35	46.28	0.480
December 31, 2006	32.80	41.88	0.400

Fiscal 2006:
September 30, 2006	$30.15	$34.89	$0.375
June 30, 2006	30.35	35.90	0.350
March 31, 2006	33.00	37.10	0.320
December 31, 2005	33.00	37.94	0.290

As of November 17, 2008, we had issued and outstanding 20,239,657 common units, which were held by approximately 2,400 unitholders of record.

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

There is no guarantee that we will pay a quarterly distribution on our common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Credit Facilities” under Item 7 and Note 6 to our Consolidated Financial Statements.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	648,250	25.18	1,112,093

Total	648,250	$25.18	1,112,093

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data for Inergy Holdings, L.P., in each case for the periods and as of the dates indicated. The selected historical consolidated financial data as of and for the years ended September 30, 2008, 2007, 2006, 2005 and 2004 are derived from our audited financial statements. These financial statements include the results of operations of Inergy’s acquisitions from the effective date of the respective acquisitions.

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

	Years Ended September 30,
	2008	2007	2006	2005		2004
	(in millions, except per unit data)
Statement of Operations Data:
Revenues	$1,878.9	$1,483.1	$1,390.2	$1,051.9		$483.2
Cost of product sold (excluding depreciation and amortization as shown below)	1,376.7	1,026.1	993.3	726.2		360.2

Gross profit	502.2	457.0	396.9	325.7		123.0
Expenses:
Operating and administrative	266.6	248.6	246.6	195.6		80.2
Depreciation and amortization	98.0	83.4	76.8	50.4		21.1
Loss on disposal of assets	11.5	8.0	11.5	0.7		0.2

Operating income	126.1	117.0	62.0	79.0		21.5
Other income (expense):
Interest expense, net	(62.6)	(54.4)	(55.8)	(36.1)		(7.9)
Interest expense related to write-off of deferred financing costs	—	—	—	(7.6	)(b)	(1.2	)(c)
Interest expense related to make whole premium charge	—	—	—	—		(18.0	)(c)
Interest income related to swap value received	—	—	—	—		1.0	(c)
Other income	1.0	1.9	0.8	0.3		0.1

Income (loss) before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P and ASC	64.5	64.5	7.0	35.6		(4.5)
Gain on issuance of units in Inergy, L.P. (Note 9)	—	80.6	—	—		—
Provision for income taxes	(1.4)	(6.5)	(0.6)	(0.5)		(0.2)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(26.2)	(36.0)	8.0	(26.8)		4.8
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	—	—	—		—

Net income	$35.5	$102.6	$14.4	$8.3		$0.1

Net income per limited partner unit:
Basic	$1.75	$5.13	$0.72	$0.49	(d)	$0.01
Diluted	$1.73	$5.06	$0.71	$0.48	(d)	$0.00
Weighted average limited partners’ units outstanding (in thousands):
Basic	20,011	20,003	20,000	17,140	(d)	12,550
Diluted	20,222	20,258	20,167	17,186	(d)	16,090
Balance Sheet Data (end of period):
Net property, plant and equipment	$1,030.3	$820.7	$723.5	$732.0		$215.3
Total assets	2,158.8	1,763.4	1,646.8	1,510.3		511.7
Total debt, including current portion	1,139.2	742.2	690.0	587.8		153.3
Partners’ capital (deficiency)(a)	36.9	50.9	(18.7)	(6.7)		(34.8)

Other Financial Data:
Net cash provided by operating activities	180.2	163.5	99.9	84.1		30.9
Net cash used in investing activities	(386.7)	(187.8)	(210.9)	(840.7)		(97.6)
Net cash provided by financing activities	216.0	20.1	113.5	763.8		63.1

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

(d)

On April 28, 2005, the Company converted from a Delaware limited liability company to a Delaware limited partnership. The net income (loss) per limited partner unit and units outstanding gives effect to the Company’s reorganization as a limited partnership as if it occurred at the beginning of the period presented.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	weather conditions;

•	price and availability of propane, and the capacity to transport to market areas;

•	declining commodity price environment requiring cash collateral payments;

•	the ability to pass the wholesale cost of propane through to our customers;

•	costs or difficulties related to the integration of the business of our company and its acquisition targets may be greater than expected;

•	governmental legislation and regulations;

•	local economic conditions;

•	the demand for high deliverability natural gas storage capacity in the Northeast;

•	the availability of natural gas and the price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	Inergy’s ability to successfully implement its business plan for its natural gas storage facilities;

•	labor relations;

•	environmental claims;

•	competition from the same and alternative energy sources;

•	operating hazards and other risks incidental to transporting, storing, and distributing propane;

•	energy efficiency and technology trends;

•	interest rates;

•	the price and availability of debt and equity financing; and

•	large customer defaults.

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

General

Our cash-generating assets consist of our partnership interests, including incentive distribution rights, in Inergy, L.P., a publicly traded Delaware limited partnership, which operates a growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream operation. Our primary objective is to increase distributable cash flow to our unitholders through our ownership of partnership interests in Inergy. Our incentive distribution rights entitle us to receive an increasing percentage of total cash distributions made by Inergy as it reaches certain target distribution levels and have resulted in significantly increasing cash distributions to us.

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has primarily grown through acquisitions of retail propane operations. Since the inception of Inergy’s predecessor in 1996 through September 30, 2008, Inergy has acquired 74 propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $1.7 billion, including working capital, assumed liabilities and acquisition costs. Inergy further intends to pursue its growth objectives through, among other things, future acquisitions, maintaining a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established, locally recognized trade names.

Our aggregate partnership interests as of September 30, 2008, in Inergy consist of the following:

•

a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 0.9% general partner interest in Inergy;

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 9.2%; and

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

In determining actual and normal weather for a given period of time, Inergy compares the actual number of heating degree days for such period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of its regions. When Inergy discusses “normal” weather in its results of operations presented below, Inergy is referring to a 30-year average consisting of the years 1978 through 2008. Inergy then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, Inergy calculates a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact margins as sales prices may not change as rapidly. There is no assurance that Inergy will be able to fully pass on product cost increases, particularly when product costs increase rapidly. Inergy has generally been successful in passing on higher propane costs to its customers and has historically maintained or increased its gross margin per gallon in periods of rising costs. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In addition, during those periods Inergy has historically experienced conservation of propane gallons used by its customers which has resulted in a decline in gross profit. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines Inergy has attributed to customer conservation will reverse. Propane is a by-product of crude oil refining and natural gas processing and, therefore, its cost tends to correlate with the price fluctuations of these underlying commodities. The price of crude oil has maintained historically high costs in 2006, 2007 and 2008, and propane has also been at historically high costs. As such, our selling prices have been at higher levels in order to attempt to maintain our historical gross margin per gallon. Retail sales generate significantly higher margins than wholesale sales, and sales to residential customers generally generate higher margins than sales to Inergy’s other retail customers.

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

•

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At September 30, 2008, we owned an approximate 9.2% limited partner interest in Inergy together with a 0.9% non-managing general partner interest; and the non-affiliated unitholders owned an 89.9% limited partner interest in Inergy.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2008 and 2007, respectively (in millions):

	Year Ended September 30,		Change
	2008	2007	In Dollars	Percentage
Revenue	$1,878.9	$1,483.1	$395.8	26.7%
Cost of product sold	1,376.7	1,026.1	350.6	34.2

Gross profit	502.2	457.0	45.2	9.9
Operating and administrative expenses	266.6	248.6	18.0	7.2
Depreciation and amortization	98.0	83.4	14.6	17.5
Loss on disposal of assets	11.5	8.0	3.5	43.8

Operating income	126.1	117.0	9.1	7.8
Interest expense, net	(62.6)	(54.4)	(8.2)	(15.1)
Other income	1.0	1.9	(0.9)	(47.4)

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy and ASC	64.5	64.5	—	—
Gain on issuance of units in Inergy	—	80.6	(80.6)	(100.0)
Provision for income taxes	(1.4)	(6.5)	5.1	78.5
Interest of non-controlling partners in Inergy’s net income	(26.2)	(36.0)	9.8	27.2
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	—	(1.4)	*

Net income	$35.5	$102.6	$(67.1)	(65.4)%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2008 and 2007, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2008	2007	In Dollars	Percent	2008	2007	In Units	Percent
Retail propane	$840.7	$733.2	$107.5	14.7%	331.9	362.2	(30.3)	(8.4)%
Wholesale propane	546.1	417.2	128.9	30.9	358.5	383.9	(25.4)	(6.6)
Other retail	223.0	168.8	54.2	32.1	—	—	—	—
Storage, fractionation and other midstream	269.1	163.9	105.2	64.2	—	—	—	—

Total	$1,878.9	$1,483.1	$395.8	26.7%	690.4	746.1	(55.7)	(7.5)%

Volume. During fiscal 2008, we sold 331.9 million retail gallons of propane compared to 362.2 million retail gallons of propane during fiscal 2007. This 30.3 million gallon, or 8.4%, net decline was due primarily to customer conservation, which we believe has resulted, in large part, from the higher average cost of Mt. Belvieu propane. The average cost of Mt. Belvieu propane increased approximately 49% during fiscal 2008 as compared to fiscal 2007. To a lesser extent, volume declines arising from a loss of less profitable customers and fewer gallon sales to lower margin customers, including agricultural sales, contributed to the decline in gallons sold during the year. Also contributing to the decline was the warmer weather during fiscal 2008, which, on average for our operating areas, was slightly warmer than fiscal 2007 and approximately 7% warmer than normal. These factors that resulted in a decrease in comparable gallon sales were partially offset by acquisition-related volume, which resulted in an increase of 12.2 million gallons during fiscal 2008 compared to fiscal 2007.

Wholesale gallons delivered decreased 25.4 million gallons, or 6.6%, to 358.5 million gallons in fiscal 2008 from 383.9 million gallons in fiscal 2007. This change was primarily attributable to decreased sales volumes to existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 68.8 million gallons, or 36.2%, to 259.1 million gallons in fiscal 2008 from 190.3 million gallons in fiscal 2007. This increase was attributable to the addition of natural gas liquid marketing and processing contracts in fiscal 2008. Stagecoach had 26.25 bcf of working gas storage capacity during fiscal year 2008. Stagecoach had 13.25 bcf of working gas storage capacity for the first six months in fiscal 2007, 17.45 bcf of working gas storage capacity for the following five months and 26.25 bcf of working gas storage capacity during September 2007. Stagecoach’s storage services were 100% contracted during each of the periods noted above. Steuben, which we acquired a controlling interest in October 2007, had 6.2 bcf of working gas storage capacity and the storage services were 100% contracted during fiscal 2008. The Bath LPG Storage Facility had a storage capacity of 1.5 million barrels and storage services were 100% contracted during fiscal 2008 and fiscal 2007.

Revenues. Revenues in fiscal 2008 were $1,878.9 million, an increase of approximately $395.8 million, or 26.7% from $1,483.1 million in fiscal 2007.

Revenues from retail propane sales were $840.7 million for the year ended September 30, 2008, an increase of $107.5 million, or 14.7%, compared to $733.2 million for the year ended September 30, 2007. These higher retail propane revenues were primarily the result of the higher average selling price of propane and acquisition-related sales, which contributed $162.8 million and $30.8 million, respectively, to the year over year increase. These factors were partially offset by an $86.1 million reduction in retail propane revenues arising from lower retail volume sales at our existing locations as discussed above.

Revenues from wholesale propane sales were $546.1 million in fiscal 2008, an increase of $128.9 million or 30.9%, from $417.2 million in fiscal 2007. Approximately $156.4 million of this increase was attributable to the higher sales price of propane partially offset by lower sales volumes to existing customers. The higher selling price in our wholesale division in 2008 compared to 2007 is the result of the increased cost of propane.

Revenues from other retail sales, which primarily include distillates, service, rental, appliance sales and transportation services, were $223.0 million in fiscal 2008, an increase of $54.2 million, or 32.1% from $168.8 million in fiscal 2007. This increase was primarily related to $39.3 million of acquisition-related sales, a $13.3 million increase in distillate revenues from existing locations and a $4.1 million increase in transportation revenues. Distillate revenues increased during fiscal 2008 due primarily to a 35% increase in the average selling price. These increases were partially offset by a $2.5 million decline related to other products and services, primarily appliances and retail services.

Revenues from storage, fractionation and other midstream activities were $269.1 million in fiscal 2008, an increase of $105.2 million or 64.2% from $163.9 million in fiscal 2007. Revenues from our West Coast NGL operations were $67.1 million higher as a result of increases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts and $7.8 million was due to increased transportation and processing activities. Additionally, $30.3 million of this increase was due to the acquisitions of US Salt and ASC, the Stagecoach Phase II expansion being placed into partial service in April 2007 and full service in September 2007, and increased contractual rates on the Stagecoach Storage Facility and Bath LPG Storage Facility.

Cost of Product Sold. Retail propane cost of product sold was $527.9 million for the year ended September 30, 2008 compared to $419.3 million for the year ended September 30, 2007. This $108.6 million, or 25.9%, increase in retail propane cost of product sold was driven by an approximate 37% higher average per gallon cost of propane, which resulted in a $137.1 million increase in cost. Also contributing to the higher cost of product sold during fiscal 2008 was an increase of $20.1 million associated with acquisition-related volume and a $0.7 million increase due to changes in non-cash charges related to derivative contracts associated with retail propane fixed price sales contracts. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by approximately $49.3 million.

Wholesale propane cost of product sold in fiscal 2008 was $525.1 million, an increase of $124.4 million or 31.0%, from wholesale cost of product sold of $400.7 million in fiscal 2007. Contributing to these higher costs was an approximate $150.9 million increase due to the higher average cost of propane partially offset by lower volumes sold to existing customers.

Other retail cost of product sold was $146.6 million for the year ended September 30, 2008 compared to $100.0 million for the year ended September 30, 2007. This $46.6 million, or 46.6% increase was primarily due to higher costs of $31.9 million related to acquisitions, an increase of $13.4 million associated with distillate sales from existing locations and a $3.0 million increase in transportation costs. These increases to cost of product sold were partially offset by a $1.7 million decline in costs for other products and services, primarily appliances sales.

Storage, fractionation and other midstream cost of product sold was $177.1 million, an increase of $71.0 million, or 66.9%, from $106.1 million in fiscal 2007. Costs from our West Coast NGL operations were $64.4 million higher as a result of increases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts and $5.6 million was due to increased transportation and processing activities. The remaining increase resulted from the acquisitions of ASC and US Salt, partially offset by lower power and transportation costs at our Stagecoach facility.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense are included in operating and administrative expense. Costs associated with delivery vehicles approximated $67.0 million and $63.1 million in 2008 and 2007, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $30.8 million and $30.4 million in 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages are included in operating and administrative expense and depreciation and amortization expense. Depreciation expense for storage, fractionation and other midstream amounted to $27.7 million and $17.4 million in 2008 and 2007, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $5.7 million and $3.8 million in 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Retail propane gross profit was $312.8 million in fiscal 2008, a decline of $1.1 million, or 0.4%, compared to $313.9 million in fiscal 2007. During fiscal 2008, gross profit declined by $36.8 million primarily as a result of lower retail gallon sales at existing locations as discussed above. This decline in gross profit was partially offset by an increase in gross profit of $25.7 million relating to a higher cash margin per gallon and an increase of $10.7 million due to acquisitions. The increase in cash margin per gallon was primarily the result of our ability to raise selling prices in certain markets in excess of the increased cost of propane.

Wholesale propane gross profit was $21.0 million in fiscal 2008 compared to $16.5 million in fiscal 2007, an increase of $4.5 million or 27.3%. Approximately $5.5 million of this increase was the result of a higher margin per gallon from our existing business partially offset by decreased wholesale volumes from our existing business. The improved margin per gallon is primarily the result of a higher average selling price in excess of our increased cost of propane.

Other retail gross profit was $76.4 million for the year ended September 30, 2008 compared to $68.8 million for the year ended September 30, 2007. This $7.6 million, or 11.0%, increase was due primarily to acquisitions and higher transportation sales, which together resulted in an increase to other retail gross profit of approximately $8.5 million. These increases were partially offset by a combined decrease in gross profit for distillate sales, appliance sales and other retail services of approximately $0.9 million.

Storage, fractionation and other midstream gross profit was $92.0 million in fiscal 2008 compared to $57.8 million in fiscal 2007, an increase of $34.2 million, or 59.2%. Approximately $29.3 million of this increase was due to the acquisitions of US Salt and ASC, the Stagecoach Phase II expansion being placed into partial service in April 2007 and full service in September 2007, and increased contractual rates on the Stagecoach Storage Facility and Bath LPG Storage Facility. The remaining $4.9 million increase relates to increases in transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $266.6 million in fiscal 2008 compared to $248.6 million in fiscal 2007. This $18.0 million, or 7.2%, increase in operating expenses was primarily the result of higher expenses of approximately $15.7 million arising from acquisitions. The remaining increase resulted from higher vehicle, insurance and other operating expenses, partially offset by lower wages and other personnel expenses due to integration efficiencies and lower expenses as a result of lesser volumes sold at existing locations.

Depreciation and Amortization. Depreciation and amortization increased to $98.0 million in fiscal 2008 from $83.4 million in fiscal 2007. This $14.6 million, or 17.5%, increase was primarily the result of acquisitions and the completion of the Stagecoach Phase II expansion project in our midstream segment.

Loss on Disposal of Assets. Loss on disposal of assets increased $3.5 million, or 43.8%, to $11.5 million in fiscal 2008 compared to $8.0 million in fiscal 2007. The losses recognized in fiscal 2008 and 2007 include unrealized losses of approximately $11.5 million and $6.2 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had realized losses in fiscal 2007 of approximately $1.8 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2008, these assets were identified primarily as a result of losses due to disconnecting customer installations of unprofitable accounts due to low margins, poor payment history or low volume usage. In fiscal 2007, these assets were identified primarily as the result of the integration of the larger retail propane acquisitions closed since November 2004 as we focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense. Interest expense increased to $62.6 million in fiscal 2008 compared to $54.4 million in fiscal 2007. This $8.2 million, or 15.1%, increase was due to a $213.2 million increase in average debt outstanding associated with acquisitions and capital improvement projects, partially offset by a lower average interest rate in 2008 (6.96%) compared to 2007 (7.71%). During fiscal 2008 and 2007, we capitalized $5.5 million and $3.1 million, respectively, of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital – Capital Resource Activities.”

Gain on Issuance of Units in Inergy. As discussed above, during fiscal 2007, we recognized all previously deferred gains resulting from issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value. As such, a gain of approximately $80.6 million was recognized during fiscal 2007, and no such gain was recorded in fiscal 2008.

Provision for Income Taxes. The provision for income taxes for fiscal 2008 was $1.4 million compared to $6.5 million for fiscal 2007. This $5.1 million, or 78.5%, decrease was due to lower income earned by IPCHA. The provision for income taxes of $1.4 million in fiscal 2008 was composed entirely of current income tax expense.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded an expense of $26.2 million in the year ended September 30, 2007, as compared to an expense of $36.0 million in 2007 associated with the interests of non-controlling partners in Inergy. The $9.8 million, or 27.2%, change resulted primarily from an $8.7 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC in October 2007. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $35.5 million for fiscal 2008 compared to net income of $102.6 million for fiscal 2007. The $67.1 million, or 65.4%, decrease in net income was primarily attributable to the gain recognition of $80.6 million on the issuance of Inergy units during fiscal 2007. Partially offsetting this decrease in net income was a decrease in the expense related to the interest of non-controlling partners in Inergy’s net income as well as a decrease in the provision for income taxes in the fiscal 2008.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

The following table summarizes the consolidated income statement components for the fiscal years ending September 30, 2007 and 2006, respectively (in millions):

	Year Ended September 30,		Change
	2007	2006	In Dollars	Percentage
Revenue	$1,483.1	$1,390.2	$92.9	6.7%
Cost of product sold	1,026.1	993.3	32.8	3.3

Gross profit	457.0	396.9	60.1	15.1
Operating and administrative expenses	248.6	246.6	2.0	0.8
Depreciation and amortization	83.4	76.8	6.6	8.6
Loss on disposal of assets	8.0	11.5	(3.5)	(30.4)

Operating income	117.0	62.0	55.0	88.7
Interest expense, net	(54.4)	(55.8)	1.4	2.5
Other income	1.9	0.8	1.1	137.5

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy	64.5	7.0	57.5	821.4
Gain on issuance of units in Inergy	80.6	—	80.6	100.0
Provision for income taxes	(6.5)	(0.6)	(5.9)	(983.3)
Interest of non-controlling partners in Inergy’s net income	(36.0)	8.0	(44.0)	(550.0)

Net income	$102.6	$14.4	$88.2	612.5%

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

Volume. During fiscal 2007, we sold 362.2 million retail gallons of propane compared to 360.3 million retail gallons of propane during fiscal 2006. This 1.9 million gallon, or 0.5%, net increase was driven by retail propane acquisitions, which contributed an increase of approximately 19.7 million retail gallons during fiscal 2007, partially offset by a 17.8 million gallon decline in comparable sales volumes. The 17.8 million decrease in comparable retail gallons sold was due to several factors, including lower volumes resulting from the sale of certain branches during the fourth quarter of fiscal year 2006, expected volume losses from recent acquisitions and customer conservation arising from the increasing cost of propane. These factors that resulted in a decrease in comparable sales were partially offset by higher volumes related to the colder weather experienced during fiscal 2007. Although it was 7% warmer than normal during fiscal 2007, it was approximately 3% colder than fiscal 2006.

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

Cost of Product Sold. Retail propane cost of product sold was $419.3 million for the year ended September 30, 2007, a $1.1 million, or 0.3%, decrease as compared to $420.4 million for the year ended September 30, 2006. Retail propane cost of goods sold includes a $0.6 million non-cash gain and a $20.0 million non-cash charge for fiscal 2007 and 2006, respectively, arising from derivative contracts associated with retail propane fixed price contracts. Excluding the impact of these non-cash items, retail propane cost of goods sold increased approximately $19.5 million during fiscal 2007 as compared to fiscal 2006. This $19.5 million increase was driven by higher costs of $23.2 million associated with acquisitions and an increase of $16.0 million resulting from an approximate 4% higher average per gallon cost of propane. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by $19.7 million.

Wholesale propane cost of product sold in fiscal 2007 was $400.7 million, an increase of $41.4 million or 11.5%, from wholesale cost of product sold of $359.3 million in 2006. Contributing to these higher costs was an approximate $23.1 million increase due to the higher average cost of propane and the remaining $18.3 million due to higher volumes sold to new and existing customers.

Other retail cost of product sold was $100.0 million for the year ended September 30, 2007, an increase of $0.4 million, or 0.4%, from $99.6 million for the year ended September 30, 2006. This increase was primarily due to cost of goods sold related to acquisitions of $0.9 million and a $1.5 million increase in transportation costs, partially offset by a $2.0 million decline in costs for other products and services, primarily appliances sales.

Storage, fractionation and other midstream cost of product sold was $106.1 million, a decrease of $7.9 million, or 6.9%, from $114.0 million in fiscal 2006. Of this $7.9 million decrease, $9.1 million was related to the lower cost of product sold associated with the expected changes in variety of natural gas liquid product sold. Additionally, a $1.9 million decrease was primarily attributable to lower transportation expense associated with the acquisition of the Stagecoach South Lateral. These decreases were partially offset by a $3.1 million increase from increased transportation and processing activities from our West Coast NGL operations.

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense are included in operating and administrative expense. Costs associated with delivery vehicles approximated $63.1 million and $60.2 million in 2007 and 2006, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $30.4 million and $30.5 million in 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages are included in operating and administrative expense and depreciation and amortization expense. Depreciation expense for storage, fractionation and other midstream amounted to $17.4 million and $11.9 million in 2007 and 2006, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $3.8 million and $2.7 million in 2007 and 2006, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

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

Storage, fractionation and other midstream gross profit was $57.8 million in fiscal 2007 compared to $39.1 million in fiscal 2006, an increase of $18.7 million, or 47.8%. Approximately $15.8 million of this increase was due to the acquisition of the Bath LPG Storage Facility, the Stagecoach Phase II expansion placed into partial service in April 2007 and full service in September 2007, and increased contractual rates on the Stagecoach Storage Facility. Additionally, $2.9 million relates to increases in transportation, processing activities and natural gas liquids gross profit at our West Coast NGL operations.

Operating and Administrative Expenses. Operating and administrative expenses were $248.6 million in fiscal 2007 compared to $246.6 million in fiscal 2006. This $2.0 million, or 0.8%, increase in operating expenses was primarily the result of higher expenses of approximately $11.5 million arising from acquisitions, partially offset by lower expenses of approximately $7.2 million due to integration efficiencies and lower variable expenses as a result of lesser volumes sold at existing locations. Also partially offsetting the increase was a one-time charge in 2006 of $2.3 million for long-term incentive compensation related to the conversion of Inergy’s subordinated units to common units.

Depreciation and Amortization. Depreciation and amortization increased to $83.4 million in fiscal 2007 from $76.8 million in fiscal 2006, with the $6.6 million, or 8.6%, increase primarily a result of acquisitions and the expansion of our midstream segment.

Loss on Disposal of Assets. Loss on disposal of assets decreased $3.5 million, or 30.4%, to $8.0 million in fiscal 2007 compared to $11.5 million in fiscal 2006. The losses recognized in fiscal 2007 and 2006 include unrealized losses of approximately $6.2 million and $6.6 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had realized losses in fiscal 2007 and 2006 of approximately $1.8 million and $4.9 million, respectively. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. These assets were identified primarily as a result of the integration of the larger retail propane acquisitions closed since November 2004 as we focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense. Interest expense decreased to $54.4 million in fiscal 2007 compared to $55.8 million in fiscal 2006. This $1.4 million, or 2.5%, decline resulted from $15.4 million in lower average debt outstanding and more capitalized interest during fiscal 2007 partially offset by a higher overall average interest rate in 2007 (7.71%) compared to 2006 (7.36%). During fiscal 2007 and 2006, we capitalized $3.1 million and $0.4 million, respectively, of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in “Liquidity and Sources of Capital—Capital Resource Activities.”

Gain on Issuance of Units in Inergy. As discussed above, during the quarter ended June 30, 2007, we recognized all previously deferred gains resulting from issuances of additional Inergy common units at a price per unit greater than our equivalent carrying value. As such, a gain of approximately $80.6 million was recognized during fiscal 2007, and no such gain was recorded in fiscal 2006.

Provision for Income Taxes. The provision for income taxes for fiscal 2007 was $6.5 million compared to $0.6 million for fiscal 2006. This $5.9 million, or 983.3%, increase was due to higher income earned by IPCHA. The provision for income taxes of $6.5 million in fiscal 2007 was composed of $1.7 million of current income tax expense together with $4.8 million of deferred income tax expense.

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

Net Income. Net income was $102.6 million for the year ended September 30, 2007 compared to $14.4 million in 2006. The $88.2 million, or 612.5%, increase in net income was primarily attributable to the gain recognition of $80.6 million on the issuance of Inergy units during fiscal 2007. Partially offsetting this increase in net income was the decrease in income related to the interest of non-controlling partners in Inergy’s net income, as well as increases in operating and administrative expenses and depreciation and amortization.

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

Cash Flows and Contractual Obligations

Net operating cash inflows were $180.2 million and $163.5 million for fiscal years ending September 30, 2008 and 2007, respectively. The $16.7 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $386.7 million and $187.8 million for the fiscal years ending September 30, 2008 and 2007, respectively. Net cash outflows were primarily impacted by a $115.5 million increase in cash outlays related to acquisitions and a $99.2 million increase in capital expenditures, partially offset by a $16.2 million increase in proceeds from the sale of assets.

Net financing cash inflows were $216.0 million and $20.1 million for the fiscal years ending September 30, 2008 and 2007, respectively. Net cash inflows were primarily impacted by a $329.3 million increase in proceeds related to the issuance of long-term debt, net of payments on long-term debt, a $104.5 million decrease in the proceeds from issuance of Inergy common units, a $3.5 million increase in payments for deferred financing costs, an $11.5 million increase in distributions to non-controlling partners in Inergy, L.P., and an $11.0 million increase in distributions.

At September 30, 2008 and 2007, we had goodwill of $463.2 million and $365.3 million, respectively, representing approximately 21% of total assets in each year. This goodwill is primarily attributable to Inergy’s acquisitions.

At September 30, 2008, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our Company’s obligations as of September 30, 2008 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt (a)	$1,579.4	$135.9	$370.9	$127.2	$945.4
Amount of principal and interest to be paid on other long-term obligations	5.3	5.3	—	—	—
Future minimum lease payments under noncancelable operating leases	32.6	8.5	12.1	7.1	4.9
Fixed price purchase commitments (c)	644.2	638.4	5.8	—	—
Standby letters of credit	23.6	23.1	0.5	—	—
Purchase commitments of identified growth projects (b)	41.7	41.7	—	—	—

Total contractual obligations	$2,326.8	$852.9	$389.3	$134.3	$950.3

(a)

$435.1 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 3.99% and 5.46% at September 30, 2008. These rates have been applied for each period presented in the table.

(b)	Identified growth projects related to the Thomas Corners and West Coast NGL midstream assets.
(c)

Fixed price purchase commitments are offset by sales contracts that are included in Inergy’s cash flow hedging program as discussed in Note 2, and the remainder are offset volumetrically with fixed price sale contracts.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, may make it difficult to obtain necessary funding. Inergy has identified capital expansion project opportunities in its midstream operations. As of November 25, 2008, Inergy has firm purchase commitments totaling approximately $15 million related to certain of these projects. Additional commitments or expenditures, if any, Inergy may make toward any one or more of these projects is at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facilities

Holdings

On August 9, 2005, we entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan was August 9, 2008. In January 2008, we amended the Term Loan to extend the maturity date to 2011. The amended Term Loan continues to be collateralized by certain of our interests in Inergy, L.P. and is guaranteed by IPCH Acquisition Corp. The proceeds from the original loan were used to acquire 769,941 special units in Inergy, L.P. in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Term Loan contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank that consisted of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility was July 22, 2008. In January 2008, we amended the Bank Facility to extend the maturity date to 2011. The aggregate borrowing capacity under the amended Bank Facility remains at $20 million, but now consists of a $14 million revolver for Inergy Holdings, L.P. and a $6 million revolver for IPCH Acquisition Corp. The Bank Facility also continues to be collateralized by certain of our interests in Inergy, L.P. and is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was 3.99% at September 30, 2008 for all outstanding debt under the Bank Facility. At September 30, 2008, borrowings outstanding under the Bank Facility were $7.6 million. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within the Credit Agreement, and filed for Chapter 11 Bankruptcy on October 5, 2008. Prior to this bankruptcy filing, Inergy had borrowed approximately $15.3 million of this $25 million commitment. Although Inergy cannot definitively determine their ability to do so, it is doubtful Lehman CP has the ability to meet its remaining $9.7 million commitment and therefore Inergy does not plan for it to be available to borrow from for the remainder of the term of the Credit Agreement. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 4.24% and 5.46% at September 30, 2008. At September 30, 2008, borrowings outstanding under the Credit Agreement were $247.0 million, including $182.0 million under the Acquisition Facility and $65.0 million under the Working Capital Facility. At November 25, 2008, borrowings outstanding under the Credit Agreement were $316.8 million, including $202.0 million under the Acquisition Facility and $114.8 million under the Working Capital Facility. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this provision of the Credit Agreement May 2008.

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

•	enter into hedge agreements that do not hedge or mitigate risks to which Inergy or its subsidiaries have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of Inergy or its subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	Inergy’s $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on January 11, 2006;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on April 29, 2008;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of Inergy and its subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•	the ratio of Inergy’s total funded debt to consolidated EBITDA is less than 5.0 to 1.0 on a pro forma basis;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•	other than in connection with the 6.875% and 8.25% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

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

The 2016 Senior Notes contain covenants similar to the existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries and have certain call features which allow Inergy to redeem the notes at specified prices based on date redeemed.

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

In April 2008, Inergy issued an additional $200 million of senior unsecured notes as an add-on to its existing 8.25% Senior Unsecured Notes due 2016 under Rule 144A to eligible purchasers. The notes mature on March 1, 2016. The proceeds from the bond issuance were $204 million, representing a 2% premium to par value. On September 16, 2008, Inergy completed an offer to exchange the additional $200 million of 8.25% senior notes due 2016 for $200 million of 8.25% senior notes due 2016 (the “Additional 2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The Additional 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

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

The 2014 Senior Notes are jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries. The subsidiaries guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries. The subsidiaries guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to Inergy). The subsidiaries guarantees rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is required to be adopted by Inergy for the interim period ended December 31, 2008. The Company has evaluated SFAS 159 and anticipates that its adoption will not impact the consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the interim period ended December 31, 2008. The Company has evaluated SFAS 157 and anticipates that its adoption will require certain additional footnote disclosures. The adoption of SFAS 157 is not expected to impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, nor the Statement of Cash Flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Statement 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement 161 is required to be adopted by the Company for the interim period ended March 31, 2009. The Company has evaluated SFAS 161 and anticipates that its adoption will require certain additional footnote disclosures. The adoption of SFAS 161 is not expected to impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, nor the Statement of Cash Flows.

In June 2008, the FASB ratified FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-applies to the calculation of EPS under SFAS 128, “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of FSP EITF 03-6-1 to its consolidated financial statements.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized an immaterial net gain in the year ended September 30, 2008, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2008, Inergy recognized a net gain of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $(25.3) million and $9.2 million at September 30, 2008 and 2007, respectively.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition. Sales of propane, other liquids and salt are recognized at the later of the time the product is shipped or delivered to the customer. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

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

Under the provisions of SFAS 142, we completed the valuation of each of our reporting units and determined no impairment existed as of September 30, 2008.

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

Self Insurance. Inergy is insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2008 and 2007, Inergy’s self-insurance reserves were $17.4 million and $13.2 million, respectively.

Factors That May Affect Future Results of Operations, Financial Condition or Business

•	Inergy may not be able to generate sufficient cash from operations to allow it to pay the minimum quarterly distribution.

•	Inergy’s future acquisitions and completion of its expansion projects will require significant amounts of debt and equity financing which may not be available to Inergy on acceptable terms, or at all.

•	Since weather conditions may adversely affect the demand for propane, Inergy’s financial condition and results of operations are vulnerable to, and will be adversely affected by, warm winters.

•	If Inergy does not continue to make acquisitions on economically acceptable terms, Inergy’s future financial performance will be reliant upon internal growth and efficiencies.

•	Inergy cannot assure you that it will be successful in integrating its recent acquisitions.

•	Sudden and sharp propane price increases that cannot be passed on to customers may adversely affect Inergy’s profit margins.

•	Inergy’s indebtedness may limit its ability to borrow additional funds, make distributions to unitholders or capitalize on acquisition or other business opportunities.

•	The highly competitive nature of the retail propane business could cause Inergy to lose customers, thereby reducing Inergy’s revenues.

•	If Inergy is not able to purchase propane from its principal suppliers, its results of operations would be adversely affected.

•	Competition from alternative energy sources may cause Inergy to lose customers, thereby reducing its revenues.

•	Inergy’s business would be adversely affected if service at its principal storage facilities or on the common carrier pipelines it uses is interrupted.

•	Inergy is subject to operating and litigation risks that could adversely affect its operating results to the extent not covered by insurance.

•	Inergy’s results of operations and financial condition may be adversely affected by governmental regulation and associated environmental regulatory costs.

•	Energy efficiency and new technology may reduce the demand for propane.

•	Due to Inergy’s lack of asset diversification, adverse developments in its propane business would reduce its ability to make distributions to its unitholders.

See “Item 1A—“Risk Factors” for further discussion of factors that could impact our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2008, we had floating rate obligations totaling approximately $435.1 million including amounts borrowed under our credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2014 to floating rate debt. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2008 levels, our combined interest expense would change by a total of approximately $4.4 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2008 and 2007 were propane retailers, resellers, energy marketers and dealers.

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

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2008 and 2007 (in millions):

	September 30,
	2008		2007
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	8.9	7.5	5.0	4.8
Natural gas (MMBTU’s)	0.7	—	7.9	7.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2008 and September 30, 2007 was assets of $79.2 million and $55.0 million, respectively, and liabilities of $97.7 million and $49.6 million, respectively. All intercompany transactions have been appropriately eliminated.

The net change in unrealized gains and losses related to all price risk management activities, including wholesale inventory accounted for under a fair value hedge and deferred gains and losses accounted for under a cash flow hedge, for the years ended September 30, 2008, 2007 and 2006 of $(36.2) million, $23.9 million, and $(39.5) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations or are deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. in the accompanying consolidated balance sheets. Included in the $(36.2) million above is $(24.5) million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P., $(9.9) million due to the reversal of the balance sheet items recorded in the year ended September 30, 2007, and changes in fair value of other price risk management activities. Included in the $23.9 million above is $9.9 million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P., $16.6 million due to the reversal of the balance sheet items recorded in the year ended September 30, 2006, and changes in fair value of other price risk management activities. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. at September 30, 2006. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2008 and 2007 where settlement has not yet occurred (in millions):

	Year Ended September 30,
	2008	2007
Net fair value gain (loss) of contracts outstanding at beginning of year	$5.4	$(2.8)
Initial recorded value of new contracts entered into during the year	—	1.4
Net change in physical exchange contracts	(0.1)	(2.0)
Change in fair value of contracts attributable to market movement during the year	(9.9)	20.6
Realized gains	(13.9)	(11.8)

Net fair value of contracts outstanding at end of year	$(18.5)	$5.4

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

Of the outstanding unrealized gain (loss) as of September 30, 2008 and 2007, $(18.3) million and $5.5 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were $(0.2) million and $(0.1) million at September 30, 2008 and 2007, respectively.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $(0.1) million change in the market value of the contracts as there were approximately (0.4) million gallons of net unbalanced positions at September 30, 2008.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the 8 acquisitions (collectively “the Acquisitions”) which were acquired during fiscal 2008 and are included in the 2008 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2008. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $182.6 million and $58.4 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2008, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 25, 2008 on the effectiveness of our internal control over financial reporting, which is included herein.

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

Name	Age	Position with our General Partner
John J. Sherman	53	President, Chief Executive Officer and Director
Phillip L. Elbert	50	President and Chief Operating Officer—Propane Operations
R. Brooks Sherman, Jr.	43	Executive Vice President and Chief Financial Officer
Laura L. Ozenberger	50	Senior Vice President—General Counsel and Secretary
Warren H. Gfeller	56	Director
Arthur B. Krause	67	Director
Richard T. O’Brien	54	Director

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

Phillip L. Elbert has served as President and Chief Operating Officer—Propane Operations since September 2007 and Executive Vice President—Propane Operations of Inergy Holdings GP, LLC since February 2006 and has also served as Executive Vice President—Propane Operations and director of Inergy GP, LLC since March 2001. He joined Inergy’s predecessor as Executive Vice President—Operations in connection with its acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer, from 1981 to 1987.

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

Warren H. Gfeller has been a member of Inergy Holdings GP, LLC’s board of directors since April 2005 and has been a member of Inergy GP, LLC’s board of directors since March 2001. He was a member of Inergy’s predecessor’s board of directors since January 2001 until July 2001. He has engaged in private investments since 1991. From 1984 to 1991, Mr. Gfeller served as president and chief executive officer of Ferrellgas, Inc., a retail and wholesale marketer of propane and other natural gas liquids. Mr. Gfeller began his career with Ferrellgas in 1983 as an executive vice president and financial officer. Prior to joining Ferrellgas, Mr. Gfeller was the Chief Financial Officer of Energy Sources, Inc. and a CPA at Arthur Young & Co. He also serves as a director of Zapata Corporation.

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

Richard T. O’Brien has been a member of Inergy Holdings GP, LLC’s board of directors since May 2006. Mr. O’Brien currently serves as the President and Chief Executive Officer and a director of Newmont Mining Corporation, one of the world’s largest gold producers, based in Denver, Colorado. From April 2001 until September 2005, Mr. O’Brien served as the Executive Vice President and Chief Financial Officer of AGL Resources, a natural gas distributor headquartered in Atlanta, Georgia. He also serves as a director of Vulcan Materials Company.

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

Board Committees

Audit Committee

Our general partner’s board of directors has established an audit committee. The members of the audit committee must meet the independence standards established by the NASDAQ Global Select National Market. Members of the audit committee are Arthur B. Krause, Warren H. Gfeller and Richard T. O’Brien. The board of directors of our general partner has determined that Mr. Gfeller is (i) independent under applicable NASDAQ rules and (ii) an audit committee financial expert based upon the experience stated in his biography. The audit committee’s primary responsibilities are to monitor: (a) the integrity of our financial reporting process and internal control system; (b) the independence and performance of the independent registered public accounting firm; and (c) the disclosure controls and procedures established by management.

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

Compensation Committee

Our general partner’s board of directors has established a compensation committee of at least two independent directors. The compensation committee will oversee compensation decisions and benefits for the officers of our general partner and will administer our Long Term Incentive Plan and the Employee Unit Purchase Plan described below. Members of the Compensation Committee are Warren H. Gfeller and Arthur B. Krause.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10% unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required during fiscal year ended September 30, 2008, and except for a late Form 4 with respect to 641 restricted units granted to Richard T. O’Brien on May 12, 2008, all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met. As soon as the oversight was discovered, Mr. O’Brien’s Form 4 was immediately filed.

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

Long-Term Incentive Plan

As mentioned above, our executive officers may receive awards pursuant the Inergy Holdings Long Term Incentive Plan. These awards are designed to promote the achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. The Inergy Holdings Long Term Incentive Plan is designed to align the economic interests of our executive officers and directors with those of our common unitholders and to provide an incentive to our executive officers for continuous employment with Inergy’s managing general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us and may consist of unit options or restricted units.

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

Prior equity awards were made under the Inergy Long Term Incentive Plan in fiscal 2002 and under the Inergy Holdings Long Term Incentive Plan in fiscal 2005. Accordingly, consistent with our general policy of coordinating equity awards with Inergy on a two- to five-year cycle, on October 1, 2007 we granted restricted units of Inergy Holdings, L.P. as follows: R. Brooks Sherman (35,000), Phillip L. Elbert (50,000), and Laura L. Ozenberger (25,000). Due to John Sherman’s significant ownership in us and in Inergy, L.P., he has requested that he receive no long-term incentive awards.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2008.

Warren H. Gfeller

Arthur B. Krause

Members of the Compensation Committee

Summary Compensation Table

All of our executive officers serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy. All of the information in the following table with respect to compensation of our executive officers describes the total compensation earned for the year ended September 30, 2008 by those officers in all capacities for us, Inergy GP, LLC and their respective subsidiaries. In this report, we refer to these four individuals as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John. J. Sherman President and Chief Executive Officer	2008 2007	350,000 300,000	— —	350,000 —	— —	— 300,000	5,504 7,888	705,504 607,888

R. Brooks Sherman, Jr. Executive Vice President and Chief Financial Officer	2008 2007	225,000 200,000	— —	364,000 —	13,628 12,316	— 200,000	86,404 6,060	689,032 418,376

Phillip L. Elbert President and Chief Operating Officer—Propane Operations	2008 2007	275,000 240,000	— —	473,570 —	20,925 20,859	— 240,000	123,029 3,690	892,524 504,549

Laura L. Ozenberger Senior Vice President, General Counsel and Secretary	2008 2007	200,000 175,000	— 50,000	99,285 —	16,339 16,225	200,000 175,000	64,104 5,944	579,728 422,169

(1)

The amounts included in the “Stock Awards” and “Option Awards” columns reflect the dollar amount of compensation expense recognized with respect to these awards for the fiscal year ended September 30, 2008, in accordance with SFAS 123(R) and thus include amounts attributable to awards granted in and prior to fiscal 2008. Assumptions used in the calculation of these amounts are discussed in Note 10 to our Consolidated Financial Statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis—Long-Term Incentive Plans.”

(2)

As discussed in the Compensation Discussion & Analysis, John J. Sherman, R. Brooks Sherman, Jr., and Phillip L. Elbert were awarded Inergy, L.P. restricted units in an amount equal to $350,000, $225,000, $275,000, and $200,000, respectively for their annual incentive. The restricted units will be granted on December 1, 2008, with the actual number of restricted units granted based on the closing price of an Inergy, L.P common unit on such date. The restricted units will fully vest 60 days from the grant date.

(3)

Consists of: (i) distributions paid on restricted units granted under the Long-Term Incentive Plan (R. Brooks Sherman, Jr.—$80,150, Phillip L. Elbert—$114,500, Laura L. Ozenberger—$57,250); (ii) matching contributions to Inergy’s 401(k) Plan for each named executive officer; and (iii) Inergy’s payment for the benefit of the named executive officers under Inergy’s group term life insurance policy. The partnership does not provide perquisites and other personal benefits exceeding a total value of $10,000 to any named executive officer.

Grants of Plan Based Awards Table

The following table provides information concerning each grant of an award made by Inergy to our named executive officers in the last completed fiscal year under any plan, including awards that have been transferred.

	Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards(#)(2)
Name	Threshold ($)	Target ($)	Maximum ($)(1)
John J. Sherman	0	350,000	350,000	—
R. Brooks Sherman, Jr.	0	225,000	225,000	35,000
Phillip L. Elbert	0	275,000	275,000	50,000
Laura L. Ozenberger	0	200,000	200,000	25,000

(1)

The “Maximum” amount may be increased by the discretion of the Compensation Committee as described above in the “Compensation Discussion and Analysis—Incentive Awards.” The Compensation Committee awarded John J. Sherman, R. Brooks Sherman, Jr. and Phillip L. Elbert their fiscal 2008 incentive award in Inergy, L.P. restricted units.

(2)	Restricted units of Inergy Holdings, L.P. granted on October 1, 2007.

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

Employment Agreements

The named executive officers have not entered into employment agreements with our general partner. However, the following named executive officers have entered into employment agreements with Inergy GP, LLC, the managing general partner of Inergy, L.P.:

•	John J. Sherman, President and Chief Executive Officer;

•	R. Brooks Sherman, Jr., Executive Vice President—Chief Financial Officer;

•	Phillip L. Elbert, President and Chief Operating Officer—Propane Operations; and

•	Laura L. Ozenberger, Senior Vice President—General Counsel and Secretary

The following is a summary of the material provisions of these employment agreements, each of which is incorporated by reference herein as an exhibit to this report.

All of these employment agreements are substantially similar, with certain exceptions as set forth below. The employment agreements are for terms of either three or five years. During the fiscal year, the annual salaries for these individuals are as follows:

•	John J. Sherman—$350,000

•	R. Brooks Sherman, Jr.—$225,000

•	Phillip L. Elbert—$275,000

•	Laura L. Ozenberger—$200,000

These employees are reimbursed for all expenses in accordance with Inergy’s policies. They are also eligible for fringe benefits normally provided to other employees of Inergy.

All of the individuals are eligible for annual performance bonuses from Inergy upon meeting certain established criteria for each year during the term of his or her employment.

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

Inergy Long Term Incentive Plan

Inergy’s managing general partner sponsors the Inergy Long Term Incentive Plan for its directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of the managing general partner’s board of directors of Inergy. On

August 14, 2008, the compensation committee approved an amendment to the Inergy Long Term Incentive Plan to provide that the maximum number of common units that may be issued under the plan shall increase automatically on the first business day of our fiscal year, commencing October 1, 2008, to equal 10% of the total common units outstanding as of such date. The committee has the right in its reasonable discretion to accelerate the date of the annual automatic increase in the event of a merger, acquisition or other significant transaction.

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

Restricted Units

The Inergy Long Term Incentive Plan currently permits, and Inergy’s managing general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to Inergy’s employees and directors and to align their economic interests with those of Inergy’s common unitholders.

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

Inergy Holdings Long Term Incentive Plan

Our general partner sponsors the Inergy Holdings Long Term Incentive Plan for our directors, consultants and employees and the employees and consultants of its affiliates who perform services for us. The plan is administered by the compensation committee of our general partner’s board of directors. In August 2008, the compensation committee approved an amendment to the Inergy Holdings Long Term Incentive Plan providing that the maximum number of common units that may be issued shall increase automatically on the first business day of our fiscal year, commencing October 1, 2008, to equal 10% of our total common units outstanding as of such date. The committee also has the discretion to accelerate the date of the annual automatic increase in the event of a merger, acquisition or other significant transaction.

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

Restricted Units

The Inergy Holdings Long Term Incentive Plan currently permits, and our general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to employees and directors and to align their economic interests with those of our common unitholders.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options and restricted units outstanding as of September 30, 2008 for the named executive officers. The table includes unit options and restricted units of Inergy, L.P. (NASDAQ: NRGY) granted under the Inergy Long Term Incentive Plan and unit options and restricted units of Inergy Holdings, L.P. (NASDAQ: NRGP) granted under the Inergy Holdings Long Term Incentive Plan

	Security	OPTION AWARDS						UNIT AWARDS
Name		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(5)
John J. Sherman	—	—		—		—	—	—	—
R. Brooks Sherman, Jr.	NRGY	20,000	(1)	—		14.72	08/30/12	—	—
	NRGP	10,000	(3)	30,000	(3)	22.50	06/19/15	35,000	892,500
Phillip L. Elbert	NRGY	—		—		—	—	—	—
	NRGP	—		40,000	(4)	22.50	06/19/15	50,000	1,275,000
Laura L. Ozenberger	NRGY	47,400	(2)	—		15.70	02/09/13	—	—
	NRGP	8,000	(3)	30,000	(3)	22.50	06/19/15	25,000	637,500

(1)	Option vested in full on August 30, 2007 (5 years from the grant date).
(2)	Option vested in full on February 10, 2008 (5 years from the grant date).
(3)	10,000 vested on June 30, 2008 and the remaining option will vest as follows: 10,000 on June 20, 2009 and 20,000 June 20, 2010.
(4)	Option will vest in full on June 20, 2010 (5 years from the grant date).
(5)	Market value for NRGP units based on the NASDAQ closing price of $25.50 on September 30, 2008.

Option Exercises and Stock Vested Table

The following table provides information regarding option exercises during the fiscal year ended September 30, 2008 for the named executive officers. No unit awards vested during the covered period.

		Option Awards
Name	Security	Number of Units Acquired On Exercise (#)	Value Realized on Exercise ($)
John J. Sherman		—	—
R. Brooks Sherman, Jr.		—	—
Phillip L. Elbert		—	—
Laura L. Ozenberger	NRGY	2,600	33,384
	NRGP	2,000	21,320

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

•	employee has used alcohol or drugs on the job, or has engaged in excessive absenteeism from the performance of his/her duties as Inergy GP, LLC’s employee, other than for reasons of illness.

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of September 30, 2008, our named executive officers would have been entitled to the following:

•

John J. Sherman would have received $670,833, representing base salary for the remaining 23 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following the termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

R. Brooks Sherman, Jr. would have received $393,750, representing base salary for the remaining 21 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Phillip L. Elbert would have received $343,750, representing base salary for the remaining 15 months of the term of his employment agreement (payable bi-monthly in arrears). In addition, to receiving severance payments upon a termination of employment without Cause, Mr. Elbert is entitled to the same benefits if he terminates his employment for “Good Reason” which is defined as (i) Inergy GP, LLC requiring, as a condition of employee’s employment, that employee commit a felony or engage in conduct that is a crime under the Securities Act of 1933, as amended, or the Securities Exchange Act of

1934, as amended; and (ii) employee being required by Inergy GP, LLC to be based at any office or location that is more than 35 miles from the location where employee was employed immediately preceding the date of the voluntary or involuntary termination of employee’s employment. For up to two years following termination of Mr. Elbert’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Laura L. Ozenberger would have received $400,000 representing base salary for the remaining 24 months of the term of her employment agreement (payable bi-monthly in arrears). For a minimum of one year following termination of employment Ms. Ozenberger will continue to be subject to the non-competition provisions of her employment agreement.

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

If a change in control were to have occurred as of September 30, 2008, all awards held by the named executive officers under the Inergy Long Term Incentive Plan as well as the Inergy Holdings Long Term Incentive Plan would have automatically vested and become exercisable, as follows:

Name	Option Awards under the Inergy Long Term Incentive Plan (#)	Exercise Price Per Share under the Long Term Incentive Plan ($)	Option Awards under the Inergy Holdings Long Term Incentive Plan (#)	Exercise Price Per Share under the Holdings Long Term Incentive Plan ($)	Restricted Units under the Inergy Long Term Incentive Plan (#)	Restricted Units Under the Inergy Holdings Long Term Incentive Plan (#)	Total ($)(1)
John J. Sherman	—	—	—	—	—	—	—
R. Brooks Sherman, Jr.	—	—	30,000	22.50	—	35,000	982,500
Phillip L. Elbert	—	—	40,000	22.50	—	50,000	1,395,000
Laura L. Ozenberger	—	—	30,000	22.50	—	25,000	727,500

(1)

For options, the amounts included in the “Total” column are calculated by subtracting the per share exercise price under the options from the closing per share price of our common units ($25.50), and multiplying the difference by the number of units subject to the option. For restricted units the amounts included in the “Total” column are calculated by multiplying the number of restricted units by the closing per share price of our common units ($25.50).

Director Compensation Table

The following table sets forth the cash and non-cash compensation earned for the year ended September 30, 2008 by each person who served as a non-employee director of Inergy Holdings GP, LLC.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Warren H. Gfeller	37,000	8,341	6,814	960	53,115
Arthur B. Krause	39,000	8,341	6,814	960	55,115
Richard T. O’Brien	34,000	3,230	10,135	391	47,756

(1)

The amounts included in the “Unit Awards” and “Option Awards” columns reflect the dollar amount of compensation expense we recognized with respect to these awards for the fiscal year ended September 30, 2008, in accordance with SFAS 123(R) and thus include amounts attributable to awards granted in and prior to fiscal 2008. Assumptions used in the calculation of these amounts are discussed in Note 10 to our Consolidated Financial Statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors.

(2)	Dollar value of distributions paid on restricted units during the fiscal year ended September 30, 2008.

Compensation of Directors

An officer of our general partner who also serves as director will not receive additional compensation. Each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director also receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $1,000 per compensation, audit, or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. In addition, at the second anniversary of appointment, each non-employee will receive restricted units under the Inergy Holdings Long Term Incentive Plan equal to $25,000 in value. On May 12, 2008, Mr. O’Brien received 641 restricted units under the Inergy Holdings Long Term Incentive Plan. Beginning in fiscal 2009 each non-employee director will receive an annual grant (instead of on the second anniversary) of restricted units under the Inergy Holdings Long Term Incentive Plan equal to $25,000 in value. These units vest ratably over three years beginning one year from the grant date. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs. Krause and Gfeller also receive compensation for their service on the board of directors of Inergy GP, LLC, which is not reflected in the table above.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our managing general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Inergy Holdings, L.P.

The following table sets forth certain information as of October 31, 2008, regarding the beneficial ownership of our units by:

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

Name of Beneficial Owner(1):	Units	Percent
John J. Sherman(2)	7,936,204	39.21%
Swank Capital, LLC	1,589,679	7.85%
Phillip L. Elbert(3)	905,732	4.48%
William C. Gautreaux(4)	1,072,179	5.30%
David G. Dehaemers, Jr.	1,020,698	5.04%
Andrew L. Atterbury	1,084,917	5.36%
R. Brooks Sherman, Jr.	397,558	1.96%
Laura L. Ozenberger	32,319	*
Warren H. Gfeller	10,562	*
Arthur B. Krause	10,508	*
Richard T. O’Brien	641	*
Robert A. Pascal	12,500	*
Robert D. Taylor	—	—
William R. Moler	25,137	*
All directors and named executive officers of our general partner and directors and named executive officers of Inergy’s managing general partner as a group (10 persons)	9,331,161	46.10%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)

Mr. Sherman may be deemed to beneficially own 7,934,826 common units held through various trusts, of which Mr. Sherman either serves as the trustee or co-trustee, and 1,378 units through the Employee Unit Purchase Plan.

(3)	Mr. Elbert may be deemed to beneficially own 905,732 common units held through various trusts of which Mr. Elbert is either the Trustee or Co-Trustee.
(4)	Mr. Gautreaux may be deemed to beneficially own 969,471 common units held through various trusts of which Mr. Gautreaux serves as either the trustee or co-trustee.

Inergy Holdings GP, LLC

The following table shows the beneficial ownership of Inergy Holdings GP, LLC, as of October 31, 2008.

Name of Beneficial Owner(1)	Beneficial Ownership Percent (2)
John J. Sherman(3)	56.40%
David G. Dehaemers, Jr.	7.27%
Phillip L. Elbert	6.09%
Paul E. McLaughlin	7.10%
Andrew L. Atterbury	7.00%
William C. Gautreaux(4)	6.90%
Carl A. Hughes(5)	6.67%
R. Brooks Sherman, Jr.	2.57%
Laura L. Ozenberger	—
William R. Moler	—
Warren H. Gfeller	—
Arthur B. Krause	—
Richard T. O’Brien	—
Robert A. Pascal	—
Robert D. Taylor	—
All directors and executive officers of our general partner and directors and executive officers of Inergy’s managing general partner as a group (12 persons)	78.73%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
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

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 9.2%; and

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

Cash distributions from Inergy are generally made approximately 99% to Inergy unitholders, including affiliates of its managing general partner as holders of Inergy common units, and approximately 1% to its non-managing general partner. In addition, if distributions exceed certain target distribution levels, we are entitled to receive increasing percentages of the distributions (incentive distribution rights), up to a maximum of 48.0% of the distributions above the highest target level.

During fiscal 2008, we received $37.3 million in distributions related to our approximate 0.9% general partner interest and incentive distribution rights and $11.5 million related to our approximate 9.2% limited partner interest.

Inergy’s managing general partner and its affiliates do not receive any management fee or other compensation for the management of Inergy. Its managing general partner and its affiliates are reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. The expense reimbursement to Inergy’s managing general partner and its affiliates was approximately $3.5 million for the fiscal years ended September 30, 2008 and 2007, and $5.9 million for the fiscal year ended September 30, 2006, with the reimbursement related primarily to personnel costs.

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

Related Party Transactions Involving Inergy

In connection with Inergy’s acquisition of assets from United Propane, Inc. on July 31, 2003, Inergy entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Five of these leases were with United Propane, three of the leases were with Pascal Enterprises, Inc. and two with Robert A. Pascal. Each of these leases provided for an initial five-year term, and was renewable for up to two additional terms of five years each. During the initial term of these leases, Inergy was required to make monthly rental payments totaling $59,167, of which $17,167 was payable to United Propane, $16,800 was payable to Pascal Enterprises, and $25,200 was payable to Mr. Pascal. During 2008, Inergy exercised its renewal option on six of these leases for an additional five-year tem each. Three of these leases are with United Propane, two of these leases are with Mr. Pascal and one is with Pascal Enterprises. Inergy is now required to make monthly rental payments totaling $45,697, of which $8,400 is payable to United Propane, $25,747 is payable to Mr. Pascal, and $11,550 is payable to Pascal Enterprises.

On May 1, 2004, Inergy Propane, LLC entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500. During 2008, this lease expired and was not renewed.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

On occasion, Holdings reimburses Inergy for expenses paid on our behalf. At September 30, 2008, Holdings had an amount due to Inergy of $0.2 million. At September 30, 2007, Holdings had an amount due to Inergy of $0.1 million.

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

Material Provisions of Our General Partner’s Limited Liability Company Agreement

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our and Inergy’s annual financial statements and for other services rendered for the years ended September 30, 2008 and 2007 (in millions):

For the fiscal year ended September 30,	2008	2007
Inergy Holdings, L.P.:
Audit fees(1)	$0.1	$0.2
Audit-related fees(2)	—	—

Total	$0.1	$0.2

Inergy, L.P.
Audit fees(1)	$2.2	$2.1
Audit-related fees(2)	0.6	0.1

Total	$2.8	$2.2

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

Following the establishment of the audit committee of our general partner, the audit committee reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2008 prior to the commencement of such services. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 91.

2.	Financial Statement Schedules:

Schedule I: Parent Only Financial Statements located on page 130

Schedule II: Valuation and Qualifying Accounts located on page 132

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Amended and Restated Inergy Holdings, L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 18, 2008)***

*10.2	Credit Agreement dated as of July 22, 2005 among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Quarterly Report on Form 10-Q filed on August 9, 2006)

*10.2A	Second Amendment to Credit Agreement among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on January 31, 2008)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.3A	Amendment to the 5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 14, 2005)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Inergy Long Term Incentive Plan (as amended and restated August 14, 2008) (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 18, 2008)***

*10.11	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.12	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.13	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.15	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.16	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.17	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.18	Registration Rights Agreement dated January 17, 2006, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.19	Indenture dated as of January 17, 2006 among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.20	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.20A	Second Amendment to Credit Agreement between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on January 31, 2008)

*10.21	Common Unit Purchase Agreement (incorporated by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on May 25, 2007)

*10.22	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.22 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on November 29, 2007)

*10.23	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on February 14, 2006)***

*14.1	Inergy Holdings’ Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

**21.1	List of subsidiaries of Inergy Holdings, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.1	Audited balance sheet of Inergy Holdings GP, LLC

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2008 and 2007 and each of the

Three Years in the Period Ended

September 30, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Inergy Holdings, L.P. and Subsidiaries (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy Holdings, L.P. and Subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy Holdings, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its fiscal 2008 acquisitions, which are included in the 2008 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and constituted $182.6 million of total assets as of September 30, 2008, and $58.4 million of revenues for the year then ended. Our audit of internal control over financial reporting of Inergy Holdings, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its fiscal 2008 acquisitions.

In our opinion, Inergy Holdings, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and our report dated November 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 25, 2008

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

(in millions, except unit information)

	September 30,
	2008	2007
Assets
Current assets:
Cash	$17.4	$7.9
Accounts receivable, less allowance for doubtful accounts of $6.4 million and $3.4 million at September 30, 2008 and 2007, respectively	129.6	112.2
Inventories (Note 4)	99.9	100.5
Assets from price risk management activities	79.2	55.0
Prepaid expenses and other current assets	46.9	23.8

Total current assets	373.0	299.4

Property, plant and equipment (Note 4)	1,275.0	1,000.3
Less: accumulated depreciation	244.7	179.6

Property, plant and equipment, net	1,030.3	820.7

Intangible assets (Note 4):
Customer accounts	266.7	238.8
Other intangible assets	127.4	117.1

	394.1	355.9
Less: accumulated amortization	105.8	79.0

Intangible assets, net	288.3	276.9

Goodwill	463.2	365.3
Other assets	4.0	1.1

Total assets	$2,158.8	$1,763.4

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$105.1	$100.4
Accrued expenses	89.6	61.7
Customer deposits	96.5	73.9
Liabilities from price risk management activities	97.7	49.6
Current portion of long-term debt (Note 6)	60.5	57.5

Total current liabilities	449.4	343.1

Long-term debt, less current portion (Note 6)	1,078.7	684.7
Other long-term liabilities	1.0	7.7
Deferred income taxes	20.6	20.6
Interest of non-controlling partners in Inergy, L.P.	568.6	656.4
Interest of non-controlling partners in ASC’s subsidiaries (Note 3)	3.6	—

Partners’ capital (Note 9)
Common unitholders (20,239,657 and 20,009,016 units issued and outstanding as of September 30, 2008 and 2007, respectively)	38.8	49.2
Accumulated other comprehensive income (loss)	(1.9)	1.7

Total partners’ capital	36.9	50.9

Total liabilities and partners’ capital	$2,158.8	$1,763.4

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(in millions, except per unit data)

	Year Ended September 30,
	2008	2007	2006
Revenue:
Propane	$1,386.8	$1,150.4	$1,072.3
Other	492.1	332.7	317.9

	1,878.9	1,483.1	1,390.2
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	1,053.0	820.0	779.7
Other	323.7	206.1	213.6

	1,376.7	1,026.1	993.3
Gross profit	502.2	457.0	396.9
Expenses:
Operating and administrative	266.6	248.6	246.6
Depreciation and amortization	98.0	83.4	76.8
Loss on disposal of assets	11.5	8.0	11.5

Operating income	126.1	117.0	62.0
Other income (expense):
Interest expense, net	(62.6)	(54.4)	(55.8)
Other income	1.0	1.9	0.8

Income before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P. and ASC	64.5	64.5	7.0
Gain on issuance of units in Inergy, L.P.	—	80.6	—
Provision for income taxes	(1.4)	(6.5)	(0.6)
Interest of non-controlling partners in Inergy, L.P.’s net income	(26.2)	(36.0)	8.0
Interest of non-controlling partners in ASC’s consolidated net income (Note 3)	(1.4)	—	—

Net income	$35.5	$102.6	$14.4

Partners’ interest information:
Less distribution paid on restricted units	$0.5	$—	$—

Net income available to limited partners’ units	$35.0	$102.6	$14.4

Net income per limited partner unit:
Basic	$1.75	$5.13	$0.72

Diluted	$1.73	$5.06	$0.71

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,011	20,003	20,000
Dilutive units	211	255	167

Diluted	20,222	20,258	20,167

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in millions)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2005	$(7.5)	$0.7	$(6.8)
Distributions	(24.9)	—	(24.9)
Comprehensive income:
Net income	14.4	—	14.4
Unrealized loss on derivative instruments	—	(1.4)	(1.4)

Comprehensive income			13.0

Balance at September 30, 2006	(18.0)	(0.7)	(18.7)

Net proceeds from issuance of common units	75.5	—	75.5
Redemption of partners’ interests	(75.8)	—	(75.8)
Net proceeds from common unit options exercised	0.2	—	0.2
Distributions	(35.3)	—	(35.3)
Comprehensive income:
Net income	102.6	—	102.6
Unrealized gain on derivative instruments	—	2.4	2.4

Comprehensive income			105.0

Balance at September 30, 2007	49.2	1.7	50.9

Net proceeds from common unit options exercised	0.4	—	0.4
Distributions	(46.3)	—	(46.3)
Comprehensive income:
Net income	35.5	—	35.5
Unrealized loss on derivative instruments	—	(3.6)	(3.6)

Comprehensive income			31.9

Balance at September 30, 2008	$38.8	$(1.9)	$36.9

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Year Ended September 30,
	2008	2007	2006
Operating activities
Net income	$35.5	$102.6	$14.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73.7	59.7	54.6
Amortization	24.3	23.7	22.1
Amortization of deferred financing costs and bond premium	2.3	2.5	2.3
Unit-based compensation charges	3.5	0.7	0.6
Provision for doubtful accounts	5.7	3.3	3.6
Loss on disposal of assets	11.5	8.0	11.5
Gain on issuance of units in Inergy, L.P.	—	(80.6)	—
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	26.2	36.0	(8.0)
Interest of non-controlling partners in ASC’s consolidated net income	1.4	—	—
Deferred income taxes	(0.1)	4.8	(1.4)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11.0)	(16.6)	4.7
Inventories	8.2	8.4	28.4
Prepaid expenses and other current assets	(21.6)	6.2	(5.7)
Other assets (liabilities)	(0.8)	3.0	(0.7)
Accounts payable	—	13.8	(47.4)
Accrued expenses	9.7	(5.5)	12.4
Customer deposits	22.9	(24.1)	18.9
Net assets (liabilities) from price risk management activities	(11.2)	17.6	(10.4)

Net cash provided by operating activities	180.2	163.5	99.9

Investing activities
Acquisitions, net of cash acquired	(215.1)	(99.6)	(187.2)
Purchases of property, plant and equipment	(200.1)	(100.9)	(34.5)
Proceeds from sale of assets	29.3	13.1	11.5
Other	(0.8)	(0.4)	(0.7)

Net cash used in investing activities	(386.7)	(187.8)	(210.9)

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in millions)

	Year Ended September 30,
	2008	2007	2006
Financing activities
Proceeds from the issuance of long-term debt	$1,033.4	$434.0	$735.3
Premium on issuance of long-term debt	4.0	—	—
Principal payments on long-term debt	(662.4)	(388.3)	(643.0)
Net proceeds from issuance of Inergy, L.P. common units	—	104.5	127.4
Net proceeds from issuance of common units	—	75.5	—
Redemption of partners’ interests	—	(75.8)	—
Distributions to non-controlling partners in Inergy, L.P.	(110.1)	(98.6)	(80.3)
Distributions to non-controlling partners in ASC	(0.8)	—	—
Distributions	(46.3)	(35.3)	(24.9)
Deferred financing costs incurred	(3.5)	—	(5.0)
Net proceeds from unit options exercised of Inergy, L.P.	1.3	3.9	4.0
Net proceeds from unit options exercised	0.4	0.2	—

Net cash provided by financing activities	216.0	20.1	113.5
Net increase (decrease) in cash	9.5	(4.2)	2.5
Cash at beginning of period	7.9	12.1	9.6

Cash at end of period	$17.4	$7.9	$12.1

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$65.4	$55.4	$52.9

Cash paid during the year for income taxes	$1.7	$1.4	$1.1

Supplemental schedule of noncash investing and financing activities
Additions to covenants not to compete through the issuance of noncompetition obligations	$5.3	$5.5	$9.6

Net change to property, plant and equipment through accounts payable and accrued expenses	$11.3	$0.5	$4.1

Increase (decrease) in the fair value of long-term debt and related interest rate swap liability	$4.5	$1.1	$(2.0)

Goodwill related to the conversion of Inergy, L.P. special units	$—	$10.8	$—

Acquisitions, net of cash acquired:
Current assets	$21.1	$0.4	$32.4
Property, plant and equipment	111.8	76.5	29.7
Intangible assets, net	28.1	13.4	77.9
Goodwill	95.8	14.9	83.8
Other assets	0.7	—	0.2
Current liabilities	(6.0)	(5.6)	(36.8)
Issuance of equity	(20.1)	—	—
Other liabilities	(16.3)	—	—

	$215.1	$99.6	$187.2

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

Inergy is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP, LLC in connection with operating Inergy’s business. These costs, which totaled approximately $3.5 million for the years ended September 30, 2008 and 2007, and $5.9 million for the year ended September 30, 2006, include compensation and benefits paid to officers and employees of Inergy GP, LLC and its affiliates.

As of September 30, 2008, Holdings owns an aggregate 10.1% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.9% general partnership interest and a 9.2% limited partnership interest. The Company also owns all of the incentive distribution rights provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Principles of Consolidation

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

Reclassifications and Restatements

The consolidated statements of operations for the year ended September 30, 2007 and 2006 reflect a reclassification of transportation costs of $4.4 million and $2.9 million, respectively, from a component of operating and administrative expense to other cost of product sold.

In addition, on May 19, 2006, the Company restated its consolidated financial statements for the fiscal years ended September 30, 2005, 2004 and 2003 to defer recorded non-cash gains on the limited partnership units of Inergy it owns based on the application of Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). These restated financial statements were filed with the SEC on May 19, 2006 on Form 10-K/A. The changes have no prior, current or future impact on the cash available for distributions to unitholders.

Note 2. Summary of Significant Accounting Policies

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges, as defined in SFAS 133. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized an immaterial net gain in the year ended September 30, 2008, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2008, Inergy recognized a net gain of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. The Company’s Accumulated other comprehensive income (loss) related to its investment in Inergy was $(1.9) million and $1.7 million at September 30, 2008 and 2007, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The cash flow impact of derivative financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

Revenue Recognition

Sales of propane, other liquids and salt are recognized at the time product is shipped or delivered to the customer depending on the sales terms. Gas processing and fractionation fees are recognized upon delivery of the product. Revenue from the sale of propane appliances and equipment is recognized at the later of the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service. Revenue from storage contracts is recognized during the period in which storage services are provided.

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids sold, salt sold and all propane related appliances sold. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales and storage sale but are not included in cost of product sold. These amounts were $131.2 million, $114.7 million and $105.3 million during the years ended September 30, 2008, 2007 and 2006, respectively.

Credit Risk and Concentrations

Inergy is both a retail and wholesale supplier of propane gas. Inergy generally extends unsecured credit to its wholesale customers in the United States and Canada. In addition, Inergy collects margin payments from its customers to mitigate risk. Credit is generally extended to retail customers through delivery into Company and customer owned propane gas storage tanks. Provisions for doubtful accounts receivable are based on specific identification and historical collection results and have generally been within management’s expectations.

Inergy enters into netting agreements with certain wholesale customers to mitigate its credit risk. Realized gains and losses reflected in the Company’s receivables and payables are reflected at a net balance to the extent a netting agreement is in place. Unrealized gains and losses reflected in the Company’s assets and liabilities from price risk management activities are reflected on a gross basis.

Three suppliers, Sunoco, Inc. (12%), ExxonMobil Oil Corp. (11%) and BP Amoco Corp. (10%), accounted for approximately 33% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at September 30, 2008 and 2007 amount to $36.4 million and $59.5 million, respectively. Inventories for midstream operations are stated at the lower of cost or market determined using the first-in-first-out method.

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

Inergy reviews its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2008. See Note 4 for a discussion of assets held for sale at September 30, 2008 and 2007.

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

Year Ending September 30,
2009	$29.8
2010	27.1
2011	25.6
2012	24.2
2013	23.7

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

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2008.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and the financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

Sales Tax

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

Fair Value

The carrying amounts of cash, accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the aggregate fair value of the Company’s long-term debt was approximately $1,042.3 million and $735.3 million as of September 30, 2008 and 2007, respectively. See Note 5 for the fair value of Inergy’s derivative financial instruments.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is solely comprised of unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) at September 30, 2008, 2007 and 2006 was $(1.9) million, $1.7 million and $(0.7) million, respectively, and consisted entirely of unrealized gains (losses) on derivative instruments.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Accounting for Unit-Based Compensation

The Company and Inergy each have a unit-based employee compensation plan, which are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The amount of compensation expense recorded by Inergy under the provisions of SFAS 123(R) during the years ended September 30, 2008, 2007 and 2006 was approximately $3.5 million, $0.7 million and $0.6 million, respectively. The compensation expense for the years ended September 30, 2008 includes approximately $1.1 million of unit-based compensation expense on Inergy Holdings, L.P. units. The compensation expense for each of the years ended September 30, 2007 and 2006 includes approximately $0.3 million of unit-based compensation expense on Inergy Holdings, L.P. units.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is required to be adopted by Inergy for the interim period ended December 31, 2008. The Company has evaluated SFAS 159 and anticipates that its adoption will not impact the consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 is required to be adopted by Inergy for the interim period ended December 31, 2008. The Company has evaluated SFAS 157 and anticipates that its adoption will require certain additional footnote disclosures. The adoption of SFAS 157 is not expected to impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, nor the Statement of Cash Flows.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Statement 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement 161 is required to be adopted by the Company for the interim period ended March 31, 2009. The Company has evaluated SFAS 161 and anticipates that its adoption will require certain additional footnote disclosures. The adoption of SFAS 161 is not expected to impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, nor the Statement of Cash Flows.

In June 2008, the FASB ratified FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of EPS under SFAS 128, “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is required to be adopted by the Company for the fiscal year ended September 30, 2010. The Company is evaluating the potential financial statement impact of FSP EITF 03-6-1 to its consolidated financial statements.

Note 3. Acquisitions

During the fiscal year ended September 30, 2008, Inergy made 6 retail acquisitions, including Riverside Gas & Oil Company, Capitol Propane L.L.C., Rice Oil Co., Farm & Home Oil Retail Company LLC, Little’s Gas Service, Inc. and Deerfield Valley Energy, Inc. Inergy also acquired 2 midstream businesses: US Salt and 100% of the membership interests of ASC. ASC is the majority owner and operator of Steuben, which owns a natural gas storage facility located in Steuben County, New York, and US Salt is an industry-leading solution mining and salt production company located in Schuyler County, New York. The aggregate purchase price of these 8 acquisitions, net of cash acquired, was approximately $212.7 million. The purchase price allocation for these

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

Regulation S-X of the Securities and Exchange Commission requires that for any significant subsidiary, which is defined as any significant business combination or disposition of assets, pro-forma information must be disclosed. None of the fiscal 2008 acquisitions were, individually or in the aggregate, considered significant.

As a result of the fiscal 2008 acquisitions, Inergy acquired $86.5 million of goodwill and $39.2 million of intangible assets, consisting of the following (in millions):

Customer accounts	$27.9
Non-compete agreements	11.3

Total intangible assets	$39.2

The weighted average amortization period of amortizable intangible assets acquired during the year ended September 30, 2008, is approximately 9 years.

Note 4. Certain Balance Sheet Information

Inventories

Inventories consist of the following at September 30, 2008 and 2007, respectively (in millions):

	September 30,
	2008	2007
Propane gas and other liquids	$83.9	$88.5
Appliances, parts and supplies	15.3	12.0
Salt finished goods	0.7	—

Total Inventory	$99.9	$100.5

Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2008 and 2007, respectively (in millions):

	2008	2007
Tanks and plant equipment	$713.8	$619.2
Land and buildings	265.6	233.9
Vehicles	104.5	97.7
Construction in process	166.5	27.7
Office furniture and equipment	24.6	21.8

	1,275.0	1,000.3
Less: accumulated depreciation	244.7	179.6

Property, plant and equipment, net	$1,030.3	$820.7

Depreciation expense totaled $73.7 million, $59.7 million, and $54.6 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2008 and 2007, Inergy capitalized interest of $5.5 million and $3.1 million, respectively, related to certain Midstream asset expansion projects.

The property, plant and equipment balances above at September 30, 2008 and 2007 include approximately $4.5 million and $2.3 million, respectively, of propane operations assets deemed held for sale under the provisions of SFAS 144. These assets were identified primarily during the later half of 2008 as a result of losses due to disconnecting customer installations of unprofitable accounts due to low margins, poor payment history or low volume usage, and the fourth quarter of 2007 as a result of the integration of the larger retail propane acquisitions as Inergy has focused on eliminating redundant operations, primarily tanks and equipment, vehicles and certain real estate. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of approximately $11.5 million and $6.2 million for the years ended September 30, 2008 and 2007, respectively. The $11.5 million and $6.2 million charges are included as components of operating income as losses on disposal of assets. When aggregated with other realized losses, such amounts totaled $11.5 million and $8.0 million, respectively.

Intangible Assets

Intangible assets consist of the following at September 30, 2008 and 2007, respectively (in millions):

	2008	2007
Customer accounts	$266.7	$238.8
(accumulated amortization—customer accounts)	(64.8)	(48.6)
Covenants not to compete	72.2	60.9
(accumulated amortization—covenants not to compete)	(29.9)	(22.6)
Deferred financing and other costs	28.9	23.4
(accumulated amortization—deferred financing costs)	(11.1)	(7.8)
Trademarks	26.3	32.8

Total intangible assets, net	$288.3	$276.9

Amortization and interest expense associated with the above described intangible assets at September 30, 2008, 2007 and 2006 amounted to $26.8 million, $26.2 million and $24.3 million, respectively.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Notional Amounts and Terms

The notional amounts and terms of these financial instruments include the following at September 30, 2008 and 2007 (in millions):

	September 30,
	2008		2007
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	8.9	7.5	5.0	4.8
Natural gas (MMBTU’s)	0.7	—	7.9	7.9

Notional amounts reflect the volume of transactions, but do not accurately measure our exposure to market or credit risks.

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2008 and September 30, 2007 was assets of $79.2 million and $55.0 million, respectively, and liabilities of $97.7 million and $49.6 million, respectively.

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

The net change in unrealized gains and losses related to all price risk management activities, including wholesale inventory accounted for under a fair value hedge and deferred gains and losses accounted for under a cash flow hedge, for the years ended September 30, 2008, 2007 and 2006 of $(36.2) million, $23.9 million, and $(39.5) million, respectively, are included in cost of product sold in the accompanying consolidated statements of operations or are deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. in the accompanying consolidated balance sheets. Included in the $(36.2) million above is $(24.5) million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P., $(9.9) million due to the reversal of the balance sheet items recorded in the year ended September 30, 2007, and changes in fair value of other price risk management activities. Included in the $23.9 million above is $9.9 million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P., $16.6 million due to the reversal of the balance sheet items recorded in the year ended September 30, 2006, and changes in fair value of other price risk management activities. Included in the above $(39.5) million is $(19.4) million due to the reversal of the non-cash gain recorded in the year ended September 30, 2005, and changes in fair value of other price risk management activities, including $(16.6) million which is deferred in our Accumulated Other Comprehensive Income and interest of non-controlling partners in Inergy, L.P. at September 30, 2006. The market prices used to value these transactions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, recent transactions, time value and volatility factors underlying the commitments.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the change in the unrealized fair value of energy contracts related to risk management activities for the years ended September 30, 2008 and 2007 where settlement has not yet occurred (in millions):

	Year Ended September 30,
	2008	2007
Net fair value gain (loss) of contracts outstanding at beginning of year	$5.4	$(2.8)
Initial recorded value of new contracts entered into during the year	—	1.4
Net change in physical exchange contracts	(0.1)	(2.0)
Change in fair value of contracts attributable to market movement during the year	(9.9)	20.6
Realized gains	(13.9)	(11.8)

Net fair value of contracts outstanding at end of year	$(18.5)	$5.4

Of the outstanding unrealized gain (loss) as of September 30, 2008 and 2007, $(18.3) million and $5.5 million have or will mature within 12 months, respectively. Contracts with a maturity of greater than one year were $(0.2) million and $(0.1) million at September 30, 2008 and 2007, respectively.

During the years ended September 30, 2008, 2007 and 2006, Inergy recognized an immaterial net gain and a net gain of $0.1 million, and less than $0.1 million, respectively, related to the ineffective portion of its fair value commodity hedging instruments and a net gain of $0.1 million and $1.0 million, and a net loss of $0.4 million, respectively, related to the portion of the fair value commodity hedging instruments excluded from the assessment of hedge effectiveness.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings in accordance with SFAS 133.

The total amount of deferred cash flow hedge losses recorded in Inergy’s other comprehensive income as of September 30, 2008 in the amount of $25.3 million is expected to be reclassified to future earnings predominantly within the next twelve months, contemporaneously with the timing that related physical purchase of the underlying commodity affect earnings. During the years ended September 30, 2008 and 2007, there was no material ineffectiveness related to cash flow hedges. The total amount of deferred cash flow hedge losses recorded in Inergy’s other comprehensive income as of September 30, 2007 in the amount of $9.2 million was reclassified to earnings during the fiscal year ended September 30, 2008, none of which was related to forecasted transactions that were no longer considered probable of occurring. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2008 and 2007 were propane retailers, resellers, energy marketers and dealers.

Note 6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,
	2008	2007
Inergy credit agreement	$247.0	$71.0
Inergy senior unsecured notes	826.9	622.4
Inergy bond premium	3.8	—
ASC credit agreement	10.9	—
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	18.0	16.8
Holdings bank facility	7.6	7.0
Holdings term loan	25.0	25.0

Total debt	1,139.2	742.2
Less: current portion	60.5	57.5

Total long-term debt	$1,078.7	$684.7

On August 9, 2005, the Company entered into a $25 million term loan with a bank (“Term Loan”). The maturity date of the Term Loan was August 9, 2008. In January 2008, the Company amended the Term Loan to extend the maturity date to 2011. The amended Term Loan continues to be collateralized by certain of the Company’s interests in Inergy and is guaranteed by IPCHA. The proceeds from the original loan were used to acquire 769,941 special units in Inergy in connection with the acquisition of the rights to the Phase II expansion project of the Stagecoach acquisition. The Term Loan contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank that consisted of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility was July 22, 2008. In January 2008, the Company amended the Bank Facility to extend the maturity date to 2011. The aggregate borrowing capacity under the amended Bank Facility remains at $20 million, but now consists of a $14 million revolver for Holdings and a $6 million revolver for IPCHA. The Bank Facility also continues to be collateralized by certain of the Company’s interests in Inergy and is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was 3.99% at September 30, 2008 for all outstanding debt under the Bank Facility. At September 30, 2008, borrowings outstanding under the Bank Facility were $7.6 million. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy’s Credit Agreement

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

Inergy is required to reduce the principal outstanding on the Working Capital Facility to $10 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $10 million of the outstanding balance at September 30, 2008 and 2007 have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2008, the balance outstanding under the Credit Agreement was $247.0 million, including $182.0 million under the Acquisition Facility and $65.0 million under the Working Capital Facility. At September 30, 2007, borrowings under the Credit Agreement were $71.0 million, including $40.0 million under the Acquisition Facility and $31.0 million under the Working Capital Facility. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within the Credit Agreement, and filed for Chapter 11 Bankruptcy on October 5, 2008. Prior to this bankruptcy filing, Inergy had borrowed approximately $15.3 million of this $25 million commitment. Although Inergy cannot definitively determine their ability to do so, it is doubtful Lehman CP has the ability to meet its remaining $9.7 million commitment and therefore Inergy does not plan for it to be available to borrow from for the remainder of the term of the Credit Agreement. The prime rate and LIBOR plus the applicable spreads were between 4.24% and 5.46% at September 30, 2008, and between 7.0% and 7.2% at September 30, 2007, for all outstanding debt under the Credit Agreement.

The Credit Agreement contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions. Unused borrowings under the Credit Agreement amounted to $154.3 million and $327.4 million at September 30, 2008 and 2007, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $23.6 million and $26.6 million at September 30, 2008 and 2007, respectively.

At September 30, 2008, the Company was in compliance with all of its debt covenants.

Senior Unsecured Notes

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (the “2016 Senior Notes”) in a private placement to eligible purchasers. The 2016 Senior Notes contain covenants similar to the 2014 Senior Notes. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries and have certain call features which allow Inergy to redeem the notes at specified prices based on the date redeemed as described below.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In April 2008, Inergy issued an additional $200 million of senior unsecured notes as an add-on to its existing 8.25% Senior Unsecured Notes due 2016 under Rule 144A to eligible purchasers. The notes mature on March 1, 2016. The proceeds from the bond issuance were $204 million, representing a 2% premium to par value. On September 16, 2008, Inergy completed an offer to exchange the additional $200 million of 8.25% senior notes due 2016 for $200 million of 8.25% senior notes due 2016 (the “Additional 2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The Additional 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

2014 Senior Notes

On December 22, 2004, the Issuers completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). The 2014 Senior Notes contain covenants similar to the Credit Agreement. The net proceeds were used to repay outstanding indebtedness.

The 2014 Senior Notes represent senior unsecured obligations and rank pari passu in right of payment with all of Inergy’s other present and future senior indebtedness. The 2014 Senior Notes are jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries and have certain call features, which allow Inergy to redeem the 2014 Senior Notes at specified prices based on the date redeemed as described below.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The 2014 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after December 15, 2009, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2009	103.438%
2010	102.292%
2011	101.146%
2012 and thereafter	100.000%

Inergy is party to six interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $150 million. The swap agreements have been recognized as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. During the year ended September 30, 2008, Inergy recorded an approximate $4.5 million increase in the fair market value of the related senior unsecured notes with a corresponding change in the fair value of its interest rate swaps, which are recorded in other long-term assets.

ASC Credit Agreement

Inergy acquired a controlling interest in Steuben when it acquired 100% of the membership interest of ASC. Steuben had a debt agreement in place at the time of Inergy’s acquisition of ASC (“ASC Credit Agreement”). The ASC Credit Agreement is secured by the assets of Steuben and has no recourse against the assets of Inergy. The ASC Credit Agreement is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other half is based on LIBOR plus the applicable spreads. See Note 3 for a discussion of the acquisition of ASC.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and certain sellers of retail propane companies acquired from fiscal years 1999 through 2008 with payments due through 2018 and imputed interest ranging from 8.0% to 9.0%. Noninterest-bearing obligations consist of $22.4 million and $20.4 million in total payments due under agreements, less unamortized discount based on imputed interest of $4.4 million and $3.7 million at September 30, 2008 and 2007, respectively. Additionally, Inergy has an obligation related to an asset management agreement for certain transportation services provided to one of Inergy’s subsidiaries. The unpaid balance of this obligation was $5.1 million at September 30, 2008.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate amounts of principal to be paid on the outstanding long-term debt and other obligations during the next five years ending September 30 and thereafter are as follows (in millions):

	Other Obligations	Long- Term Debt and Notes Payable
2009	$5.1	$60.5
2010	—	4.6
2011	—	229.0
2012	—	3.6
2013	—	3.1
Thereafter	—	838.4

Total debt and other obligations	$5.1	$1,139.2

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

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in millions):

Year Ending September 30,
2009	$8.5
2010	6.9
2011	5.2
2012	4.2
2013	2.9
Thereafter	4.9

Total minimum lease payments	$32.6

Rent expense for operating leases for the years ending September 30, 2008, 2007, and 2006 totaled $10.6 million, $9.7 million, and $9.6 million, respectively.

Inergy has certain related party leases as discussed in Note 13.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 8. Income Taxes

The provision for income taxes for the years ended September 30, 2008, 2007, and 2006 consists of the following (in millions):

	Year Ended September 30,
	2008	2007	2006
Current:
Federal	$0.4	$0.9	$1.1
State	1.0	0.8	0.8

Total current	1.4	1.7	1.9

Deferred:
Federal	—	4.3	(1.1)
State	—	0.5	(0.2)

Total deferred	—	4.8	(1.3)

Provision for income taxes	$1.4	$6.5	$0.6

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2008, 2007 and 2006, relates to taxable income of the corporations as discussed in Note 2.

Deferred income taxes related to IPCHA reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2008 and 2007 are as follows (in millions):

	September 30,
	2008	2007
Deferred tax assets:
NOL carryforward	$—	$0.4

	—	0.4
Deferred tax liabilities:
Basis difference in stock of acquired company	(20.6)	(21.0)

	(20.6)	(21.0)

Net deferred tax liability	$(20.6)	$(20.6)

The net operating loss carryforward is fully expired at September 30, 2008.

Note 9. Partners’ Capital

The partners of the Company receive a portion of the distributions earned. Distributions paid by the Company to its partners amounted to $46.3 million, $35.3 million and $24.9 million for the years ended September 30, 2008, 2007 and 2006, respectively, or $2.29, $1.77, and $1.23 per unit, respectively, for the periods to which these distributions relate.

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

Note 10. Long Term Incentive Plan

Inergy Holdings, L.P. Long Term Incentive Plan

The Company’s general partner sponsors the Inergy Holdings Long Term Incentive Plan (“Holdings LTIP”) for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted phantom units or unit appreciation rights under the Holdings LTIP as of September 30, 2008. The Holdings LTIP permits the grant of awards covering an aggregate of 2,000,000 units. Through September 30, 2008, we have granted an aggregate of 780,000 unit options and 216,657 restricted units pursuant to the Holdings LTIP. The Holdings LTIP is administered by the compensation committee of the board of directors of our general partner.

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

The Company granted 215,641 and 1,016 restricted units during the years ended September 30, 2008 and 2007, respectively. The units fully vest after five years from the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units.

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

Distribution Equivalent Rights

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s unit option activity for the years ended September 30, 2008, 2007 and 2006 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2005	$22.50 – $33.45	$23.44	650,000
Granted	$31.91 – $35.35	$33.89	62,500
Exercised	—	—	—
Canceled	$22.50 – $33.51	$23.95	38,000

Outstanding at September 30, 2006	$22.50 – $35.35	$24.38	674,500
Granted	$34.43 – $50.85	$39.73	20,000
Exercised	$22.50	$22.50	8,000
Canceled	$22.50	$22.50	16,500

Outstanding at September 30, 2007	$22.50 – $50.85	$24.90	670,000
Granted	$38.50 – $40.17	$39.61	7,500
Exercised	$22.50	$22.50	15,000
Canceled	$22.50	$22.50	14,250

Outstanding at September 30, 2008	$22.50 – $50.85	$25.18	648,250

Exercisable at September 30, 2008	$22.50 – $35.60	$23.99	102,375

Information regarding options outstanding and exercisable as of September 30, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$22.50 – $25.42	495,750	6.7	$22.50	85,500	$22.50
$25.43 – $30.51	12,500	6.8	29.15	3,125	29.15
$30.52 – $35.59	125,000	7.3	33.20	13,750	32.07
$35.60 – $40.68	7,500	9.6	39.61	—	—
$40.69 – $45.76	2,500	8.9	44.98	—	—
$45.77 – $50.85	5,000	8.6	49.28	—	—

	648,250	6.9	$25.18	102,375	$23.99

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average remaining contract life for options outstanding and exercisable at September 30, 2008 was approximately 7 years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2008	2007	2006
Weighted average fair value of options granted	$3.99	$7.34	$6.31
Expected volatility	0.231	0.234	0.244
Distribution yield	9.6%	4.3%	4.1%
Expected life of option in years	5	5	5
Risk-free interest rate	3.0%	4.2%	4.9%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2008 were $1.5 million and $0.3 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2008 was $0.2 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $25.50 on September 30, 2008, and the exercise price multiplied by the number of options outstanding.

Inergy Holdings, L.P. Unit Purchase Plan

The Company’s general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. The common unit purchase plan permits participants to purchase common units in market transactions from the Company, the general partner or any other person at the end of each fiscal quarter. The Company has reserved 100,000 of its common units for purchase under the common unit purchase plan. As determined by the compensation committee, the general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. The general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of the Company’s common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under the common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in the common unit purchase plan again until the one-year anniversary of the date of such sale. The Company’s common unit purchase plan is intended to serve as a means for encouraging participants to invest in its common units. Common units purchased through the unit purchase plan for the fiscal years ended September 30, 2008, 2007 and 2006 were 5,387 units, 2,667 units and 837 units, respectively.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Inergy granted 60,064, 69,520 and 58,756 restricted units during the years ended September 30, 2008, 2007 and 2006, respectively. The majority of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these units each quarter by multiplying the closing price of Inergy’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

The compensation expense recorded by Inergy related to these restricted stock awards was $0.7 million, $0.4 million and less than $0.1 million for the years ended September 30, 2008, 2007 and 2006, respectively.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of Inergy’s unit option activity for the years ended September 30, 2008, 2007, and 2006, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2005	$1.92 - $31.32	$14.81	1,107,564
Granted	$26.20 - $26.51	$26.27	6,500
Exercised	$1.92 - $16.87	$11.39	355,600
Canceled	$15.34 - $27.14	$18.75	46,500

Outstanding at September 30, 2006	$8.19 - $31.32	$16.37	711,964
Granted	—	—	—
Exercised	$8.19 - $27.14	$11.89	325,464
Canceled	$13.75 - $20.13	$19.54	56,000

Outstanding at September 30, 2007	$13.75 - $31.32	$20.25	330,500
Granted	—	—	—
Exercised	$13.75 - $16.90	$15.34	89,135
Canceled	$26.51 - $27.14	$26.87	3,500

Outstanding at September 30, 2008	$14.72 - $31.32	$21.99	237,865

Exercisable at September 30, 2008	$14.72 - $31.32	$16.49	104,865

Information regarding options outstanding and exercisable as of September 30, 2008 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$14.72 - $15.66	43,500	3.9	$14.84	43,500	$14.84
$15.66 - $18.79	53,365	4.4	15.83	53,365	15.83
$18.79 - $21.92	25,000	5.0	20.96	—	—
$21.92 - $25.06	30,000	5.5	23.94	—	—
$25.06 - $28.19	26,500	6.3	26.96	3,000	27.14
$28.19 - $31.20	37,500	6.9	29.17	—	—
$31.21 - $31.32	22,000	6.7	31.32	5,000	31.32

	237,865	5.3	$21.99	104,865	$16.49

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2008 were approximately five years and four years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2008	2007	2006
Weighted average fair value of options granted	—	—	$1.28
Expected volatility	0.204	0.231	0.167
Distribution yield	11.6%	7.4%	8.0%
Expected life of option in years	5	5	5
Risk-free interest rate	3.0%	4.2%	4.6%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2008 were $0.6 million and $0.6 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2008 was $1.2 million. Aggregate intrinsic value represents the positive difference between Inergy’s closing stock price on the last trading day of the fiscal period, which was $21.63 on September 30, 2008, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2008, there was $14.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including approximately $10.8 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a five-year period.

Inergy, L.P. Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2008, 2007, and 2006 were 11,670 units, 8,681 units, and 12,159 units, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 11. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $15,500 in 2008. The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $2.1 million, $1.9 million, and $1.8 million in 2008, 2007 and 2006, respectively.

Of Inergy’s 3,104 employees, approximately 8% are subject to collective bargaining agreements. For the years ended September 30, 2008, 2007 and 2006, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.7 million, $2.6 million and $2.6 million, respectively.

Note 12. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2008, the total of these firm purchase commitments was approximately $644.2 million and the majority of the purchases associated with these commitments will occur over the course of the next year. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and West Coast NGL midstream assets. At September 30, 2008, the total of these firm purchase commitments was approximately $41.7 million and the purchases associated with these commitments will occur over the course of the next year.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At September 30, 2008 and 2007, Inergy’s self-insurance reserves were $17.4 million and $13.2 million, respectively.

Note 13. Related Party Transactions

In connection with Inergy’s acquisition of assets from United Propane, Inc. on July 31, 2003, Inergy entered into ten leases of real property formerly used by United Propane (now known as Bonavita, Inc.) in its business. Five of these leases were with United Propane, three of the leases were with Pascal Enterprises, Inc. and two with Robert A. Pascal. Each of these leases provided for an initial five-year term, and was renewable for up to two additional terms of five years each. During the initial term of these leases, Inergy was required to make monthly rental payments totaling $59,167, of which $17,167 was payable to United Propane, $16,800 was payable to Pascal Enterprises, and $25,200 was payable to Mr. Pascal. During 2008, Inergy exercised its renewal option on six of these leases for an additional five-year tem each. Three of these leases are with United Propane, two of these leases are with Mr. Pascal and one is with Pascal Enterprises. Inergy is now required to make monthly rental payments totaling $45,697, of which $8,400 is payable to United Propane, $25,747 is payable to Mr. Pascal, and $11,550 is payable to Pascal Enterprises.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On May 1, 2004, Inergy Propane entered into a lease agreement with United Leasing, Inc. to lease a propane rail terminal known as the Curtis Bay Terminal for the base monthly rent of $15,000. On May 1, 2005 this lease was renewed and the monthly base rent was reduced to $12,500. During 2008, this lease expired and was not renewed.

Robert A. Pascal is the sole shareholder of Bonavita, Inc., Pascal Enterprises and United Leasing and is on Inergy’s managing general partner’s board of directors.

On occasion, Holdings reimburses Inergy for expenses paid on Holdings’ behalf and Inergy reimburses Holdings for expenses it incurs on behalf of Holdings. At September 30, 2008 and 2007, Inergy had $0.2 million and $0.1 million, respectively, due from Holdings.

During fiscal 2008, Holdings received $37.3 million in distributions from Inergy related to its approximate 0.9% general partner interest and incentive distribution rights and $11.5 million related to its approximate 9.2% limited partner interest.

Note 14. Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas and the distribution of natural gas liquids. Results of operations for acquisitions that occurred during the year ended September 30, 2008, excluding ASC and US Salt, are included in the propane segment. The results of operations for ASC and US Salt are included in the midstream segment.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Revenues, gross profit, identifiable assets, property, plant and equipment and goodwill for each of the Company’s reportable segments are presented below (in millions):

	Year Ended September 30, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$840.7	$—	$—	$—	$840.7
Wholesale propane revenues	509.1	37.0	—	—	546.1
Storage, fractionation and other midstream revenues	—	252.3	(0.5)	—	251.8
Transportation revenues	16.4	17.3	—	—	33.7
Propane-related appliance sales revenues	22.2	—	—	—	22.2
Retail service revenues	17.6	—	—	—	17.6
Rental service and other revenues	27.7	—	—	—	27.7
Distillate revenues	139.1	—	—	—	139.1
Gross profit	409.3	92.9	—	—	502.2
Identifiable assets	192.5	37.0	—	—	229.5
Goodwill	275.9	167.1	—	20.2	463.2
Property, plant and equipment	689.3	575.5	—	10.2	1,275.0
Expenditures for property, plant and equipment	13.8	196.2	—	1.5	211.5

	Year Ended September 30, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$733.2	$—	$—	$—	$733.2
Wholesale propane revenues	393.8	23.4	—	—	417.2
Storage, fractionation and other midstream revenues	—	152.7	(0.5)	—	152.2
Transportation revenues	12.3	11.7	—	—	24.0
Propane-related appliance sales revenues	23.0	—	—	—	23.0
Retail service revenues	16.7	—	—	—	16.7
Rental service and other revenues	24.7	—	—	—	24.7
Distillate revenues	92.1	—	—	—	92.1
Gross profit	398.3	58.7	—	—	457.0
Identifiable assets	187.1	25.6	—	—	212.7
Goodwill	261.5	85.7	—	18.1	365.3
Property, plant and equipment	672.4	319.1	—	8.8	1,000.3
Expenditures for property, plant and equipment	13.9	86.5	—	1.0	101.4

	Year Ended September 30, 2006
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$701.1	$—	$—	$—	$701.1
Wholesale propane revenues	351.7	19.5	—	—	371.2
Storage, fractionation and other midstream revenues	—	145.1	(0.4)	—	144.7
Transportation revenues	10.1	8.4	—	—	18.5
Propane-related appliance sales revenues	23.7	—	—	—	23.7
Retail service revenues	16.7	—	—	—	16.7
Rental service and other revenues	22.5	—	—	—	22.5
Distillate revenues	91.8	—	—	—	91.8
Gross profit	357.4	39.5	—	—	396.9
Identifiable assets	192.3	15.3	—	—	207.6
Goodwill	258.5	73.9	—	7.3	339.7
Property, plant and equipment	654.7	185.4	—	7.8	847.9
Expenditures for property, plant and equipment	12.3	25.1	—	1.2	38.6

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

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2008
Revenues	$514.6	$648.2	$375.2	$340.9
Gross profit	137.2	188.6	88.7	87.7
Operating income (loss)	52.1	96.9	(5.2)	(17.7)
Net income	10.2	15.0	5.6	4.7
Net income per limited partner unit:(a)
Basic	$0.51	$0.74	$0.27	$0.23
Diluted	$0.50	$0.73	$0.27	$0.23

Fiscal 2007
Revenues	$408.3	$553.6	$247.7	$273.5
Gross profit	128.9	183.4	75.5	69.2
Operating income (loss)	42.8	98.9	(8.8)	(15.9)
Net income	7.1	12.2	79.4	3.9
Net income per limited partner unit:(a)
Basic	$0.36	$0.61	$3.97	$0.19
Diluted	$0.35	$0.60	$3.91	$0.19

(a)	The accumulation of basic and diluted net income (loss) per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.
(b)

The gross profit for the first two quarters of fiscal 2008 does not agree to what was filed in the form 10-Q’s as a result of a reclassification of transportation costs of $1.9 million and $2.2 million, respectively, from a component of operating and administrative expense to other cost of product sold. The gross profit for each quarter of fiscal 2007 does not agree to what was filed in the 2007 form 10-K as a result of a reclassification of transportation costs of $0.8 million, $0.9 million, $1.2 million and $1.5 million, respectively, from a component of operating and administrative expense to other cost of product sold.

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

In August 2008, Inergy issued 809,389 common units in conjunction with the acquisition of US Salt.

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

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June, and September to holders of record on the applicable record date. Inergy made distributions to unitholders, including the non-managing general partner, totaling $158.9 million, $136.8 million, and $107.6 million for the years ended September 30, 2008, 2007 and 2006, respectively, or $2.44, $2.28 and $2.14 per unit, respectively, for the periods to which these distributions relate.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter. In addition, at September 30, 2008, the Company and its subsidiaries own 4,706,689 common units, which approximates a 9.2% limited partner interest.

Note 18. Subsequent Events

On October 1, 2008, Inergy acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

On November 14, 2008 a quarterly distribution of $0.65 per limited partner unit was paid to unitholders of record on November 7, 2008 with respect to the fourth fiscal quarter of 2008, which totaled $13.2 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

By Inergy Holdings GP, LLC
(its general partner)

Dated: December 1, 2008	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
December 1, 2008	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

December 1, 2008	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

December 1, 2008	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

December 1, 2008	/s/ ARTHUR B. KRAUSE Arthur B. Krause, Director

December 1, 2008	Richard T. O’Brien, Director

Schedule I

Inergy Holdings, L.P.

Parent Only

Balance Sheets

(in millions, except unit information)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$—	$0.1
Prepaid expenses and other current assets	0.2	0.2

Total current assets	0.2	0.3
Intangible assets, net	0.1	0.1
Goodwill	20.2	18.1
Investment in subsidiaries	43.7	60.0
Notes receivable due from related parties	2.9	3.1

Total assets	$67.1	$81.6

Liabilities and partners’ capital
Current liabilities:
Accrued interest	$0.1	$0.2
Other accrued expenses	—	—
Current portion of long-term debt	—	29.2

Total current liabilities	0.1	29.4
Long-term debt	28.8	—
Notes payable due to related parties	1.3	1.3
Partners’ capital
Common unitholders (20,239,657 and 20,009,016 units issued and outstanding as of September 30, 2008 and 2007, respectively)	38.8	50.7
Accumulated other comprehensive income (loss)	(1.9)	0.2

Total partners’ capital	36.9	50.9

Total liabilities and partners’ capital	$67.1	$81.6

Schedule I

Inergy Holdings, L.P.

Parent Only

Statements of Operations

(in millions)

	Year Ended September 30,
	2008	2007	2006
Equity in earnings of subsidiaries	$38.1	$104.7	$17.8
Expenses:
Operating and administrative	1.0	0.8	1.4
Amortization	—	—	—

Operating income	37.1	103.9	16.4
Other income (expense):
Gain on issuance of units in Inergy, L.P.	—	0.9	—
Interest expense, net	(1.6)	(2.2)	(2.0)

Net income	$35.5	$102.6	$14.4

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Year ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write- offs)	Balance at end of period
Allowance for doubtful accounts
2008	$3.4	$5.7	$0.5	$(3.2)	$6.4
2007	2.9	3.3	0.5	(3.3)	3.4
2006	2.4	3.6	0.9	(4.0)	2.9