Form 10-Q
period 2009-06-30
INERGY HOLDINGS, L.P.
filed 2009-08-05
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The following units were outstanding at July 31, 2009:

Common units	20,261,361

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	June 30, 2009	September 30, 2008
	(unaudited)
Assets
Current assets:
Cash	$13.1	$17.4
Accounts receivable, less allowance for doubtful accounts of $5.4 million and $6.4 million at June 30, 2009 and September 30, 2008, respectively	84.3	128.5
Inventories (Note 3)	78.6	99.9
Assets from price risk management activities	26.5	33.3
Prepaid expenses and other current assets	19.4	22.7

Total current assets	221.9	301.8

Property, plant and equipment (Note 3)	1,443.2	1,275.0
Less: accumulated depreciation	301.4	244.7

Property, plant and equipment, net	1,141.8	1,030.3
Intangible assets (Note 3):
Customer accounts	268.5	266.7
Other intangible assets	133.2	127.4

	401.7	394.1
Less: accumulated amortization	125.4	105.8

Intangible assets, net	276.3	288.3

Goodwill	468.9	463.2
Other assets	7.1	4.0

Total assets	$2,116.0	$2,087.6

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$77.0	$104.0
Accrued expenses	72.8	69.0
Customer deposits	40.0	87.7
Liabilities from price risk management activities	22.8	57.0
Current portion of long-term debt (Note 7)	22.9	60.5

Total current liabilities	235.5	378.2

Long-term debt, less current portion (Note 7)	1,119.7	1,078.7
Other long-term liabilities	0.9	1.0
Deferred income taxes	21.1	20.6
Interest of non-controlling partners in Inergy, L.P.	692.2	568.6
Interest of non-controlling partners in ASC’s subsidiaries	4.0	3.6

Partners’ capital (Note 8):
Common unitholders (20,255,361 and 20,239,657 units issued and outstanding as of June 30, 2009 and September 30, 2008, respectively)	41.6	38.8
Accumulated other comprehensive loss	1.0	(1.9)

Total partners’ capital	42.6	36.9

Total liabilities and partners’ capital	$2,116.0	$2,087.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Propane	$135.5	$220.9	$988.6	$1,149.6
Other	99.5	154.3	350.5	388.4

	235.0	375.2	1,339.1	1,538.0
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	81.3	173.1	648.1	862.0
Other	56.4	113.4	207.3	261.5

	137.7	286.5	855.4	1,123.5

Gross profit	97.3	88.7	483.7	414.5
Expenses:
Operating and administrative	66.6	67.4	213.3	199.4
Depreciation and amortization	26.4	26.1	79.3	72.1
Gain (loss) on disposal of assets	(1.1)	(0.4)	(4.1)	0.8

Operating income (loss)	3.2	(5.2)	187.0	143.8

Other income (expense):
Interest expense, net	(17.4)	(15.5)	(52.8)	(46.3)
Other income	—	—	—	0.1

Income (loss) before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P. and ASC	(14.2)	(20.7)	134.2	97.6
Gain on issuance of units in Inergy, L.P.	0.2	—	3.4	—
Provision for income taxes	—	(0.1)	(1.3)	(1.3)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	23.7	26.8	(90.7)	(64.6)
Interest of non-controlling partners in ASC’s consolidated net income	(0.3)	(0.4)	(1.0)	(0.9)

Net income	$9.4	$5.6	$44.6	$30.8

Partners’ interest information:
Less distribution paid on restricted units	$0.2	$0.1	$0.5	$0.3

Net income available to limited partners’ units	$9.2	$5.5	$44.1	$30.5

Net income per limited partner unit:
Basic	$0.46	$0.27	$2.20	$1.52

Diluted	$0.46	$0.27	$2.19	$1.50

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,031	20,008	20,027	20,008
Dilutive units	174	204	79	240

Diluted	20,205	20,212	20,106	20,248

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
Balance at September 30, 2008	$38.8	$(1.9)	$36.9
Net proceeds from common unit options exercised	0.2	—	0.2
Distributions	(42.0)	—	(42.0)
Comprehensive income:
Net income	44.6	—	44.6
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	2.9	2.9

Comprehensive income			47.5

Balance at June 30, 2009	$41.6	$1.0	$42.6

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating activities
Net income	$44.6	$30.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59.4	54.4
Amortization	19.9	17.7
Amortization of deferred financing costs	2.4	1.8
Amortization of net bond discount	1.1	—
Unit-based compensation charges	2.2	1.2
Provision for doubtful accounts	3.2	5.0
(Gain) loss on disposal of assets	4.1	(0.8)
Gain on issuance of units in Inergy, L.P.	(3.4)	—
Interest of non-controlling partners in Inergy, L.P.’s net income	90.7	64.6
Interest of non-controlling partners in ASC’s consolidated net income	1.0	0.9
Deferred income taxes	0.5	0.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	41.4	(9.5)
Inventories	21.4	14.1
Prepaid expenses and other current assets	3.1	3.8
Other liabilities	(0.1)	(0.4)
Accounts payable	(32.3)	1.4
Accrued expenses	(5.0)	(2.9)
Customer deposits	(47.7)	(32.5)
Net assets (liabilities) from price risk management activities	1.3	(1.7)

Net cash provided by operating activities	207.8	148.2

Investing activities
Acquisitions, net of cash acquired	(12.4)	(101.7)
Purchases of property, plant and equipment	(153.7)	(147.9)
Proceeds from sale of assets	5.4	27.3
Other	(0.4)	(0.3)

Net cash used in investing activities	(161.1)	(222.6)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2009	2008
Financing activities
Proceeds from the issuance of long-term debt	$718.8	$743.5
Premium on issuance of long-term debt	—	4.0
Principal payments on long-term debt	(724.1)	(550.9)
Distributions to non-controlling partners in Inergy, L.P.	(92.9)	(81.9)
Distributions to non-controlling partners in ASC	(0.7)	(0.8)
Distributions	(42.0)	(34.0)
Payments for deferred financing costs	(5.4)	(3.5)
Net proceeds from issuance of Inergy, L.P. common units	94.3	—
Net proceeds from unit options exercised	0.2	—
Net proceeds from unit options exercised of Inergy, L.P.	0.8	0.9

Net cash provided by (used in) financing activities	(51.0)	77.3

Net increase (decrease) in cash	(4.3)	2.9
Cash at beginning of period	17.4	7.9

Cash at end of period	$13.1	$10.8

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$4.2	$2.3

Net change to property, plant and equipment through accounts payable and accrued expenses	$12.4	$0.2

Increase in the fair value of interest rate swap liability and related long-term debt	$3.3	$3.0

Acquisitions, net of cash acquired:
Current assets	$0.3	$11.3
Property, plant and equipment	14.3	70.4
Intangible assets, net	(0.1)	20.2
Goodwill	5.7	16.6
Other assets	—	0.5
Current liabilities	(1.1)	(1.0)
Issuance of equity	(6.7)	—
Other liabilities	—	(16.3)

	$12.4	$101.7

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

As of June 30, 2009, Holdings owns an aggregate 9.2% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.8% general partnership interest and an approximate 8.4% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of June 30, 2009 and for the three-month and nine-month periods ended June 30, 2009 and 2008 is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and nine-month periods ended June 30, 2009 are not indicative of the results of operations that may be expected for the entire fiscal year.

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

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in Inergy’s other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $3.5 million and $(25.3) million at June 30, 2009 and September 30, 2008, respectively. Approximately $4.2 million is expected to be reclassified to earnings from Inergy’s other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $31.5 million and $32.8 million for the three months ended June 30, 2009 and 2008, respectively, and $98.7 million and $99.2 million for the nine months ended June 30, 2009 and 2008, respectively.

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

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. All wholesale propane and other liquids inventories being hedged and carried at market value at June 30, 2009 and September 30, 2008 amount to $35.7 million and $36.4 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

In connection with the goodwill impairment evaluation, Inergy identified five reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) to its carrying amount.

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2008. No indicators of impairment were identified requiring an interim impairment test during the nine-month period ended June 30, 2009.

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

The amount of compensation expense recorded by the Company under the provisions of SFAS 123(R) during the nine months ended June 30, 2009 and 2008 was approximately $2.2 million and $1.2 million, respectively.

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

Fair Value

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of June 30, 2009, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,001.5 million compared with the aggregate principal amount at maturity of $1,050.0 million. Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The carrying value at June 30, 2009 of amounts outstanding under the Credit Agreement of $43.5 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 required the Company to disclose the date through which subsequent events have been evaluated and the basis for that date (Note 12). The adoption of SFAS 165 did not impact any amounts comprising the Balance Sheet, Statement of Operations, Statement of Partners’ Capital, or the Statement of Cash Flows.

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at June 30, 2009 and September 30, 2008, respectively (in millions):

	June 30, 2009	September 30, 2008
Propane gas and other liquids	$62.7	$83.9
Appliances, parts and supplies	15.5	15.3
Salt finished goods	0.4	0.7

Total inventory	$78.6	$99.9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property, plant and equipment consists of the following at June 30, 2009 and September 30, 2008, respectively (in millions):

	June 30, 2009	September 30, 2008
Tanks and plant equipment	$722.2	$713.8
Buildings and improvements	298.8	265.6
Vehicles	106.9	104.5
Construction in process	289.6	166.5
Office furniture and equipment	25.7	24.6

	1,443.2	1,275.0
Less: accumulated depreciation	301.4	244.7

Total property, plant and equipment, net	$1,141.8	$1,030.3

The Tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases in accordance with Statement of Financial Accounting Standard 13 “Accounting for Leases”. The value of tanks available for lease as of June 30, 2009 was approximately $431.9 million, substantially all of which are being leased, with an associated accumulated depreciation balance of approximately $85.6 million.

Intangible assets consist of the following at June 30, 2009 and September 30, 2008, respectively (in millions):

	June 30, 2009	September 30, 2008
Customer accounts	$268.5	$266.7
Covenants not to compete	72.5	72.2
Deferred financing and other costs	34.5	28.9
Trademarks	26.2	26.3

	401.7	394.1
Less: accumulated amortization	125.4	105.8

Total intangible assets, net	$276.3	$288.3

Note 4 – Business Acquisitions

In October 2008, Inergy acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina. Blu-Gas delivers propane to approximately 9,300 customers. In conjunction with the acquisition, Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

On April 9, 2009, Inergy acquired the assets of Newton’s Gas Service, Inc. (“Newton’s Gas”) and on June 30, 2009, Inergy acquired the assets of F.G. White Company, Inc. (“F.G. White”). Newton’s Gas is headquartered in Colchester, Vermont and delivers propane to approximately 4,400 customers. F.G. White is headquartered in Waitsfield, Vermont and delivers propane to approximately 3,600 customers.

The purchase price allocation for these acquisitions as well as the acquisition of US Salt, LLC in August 2008 have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

US GAAP requires that for any material business combination or disposition of assets, pro-forma information must be disclosed. The fiscal 2009 acquisitions were not considered material.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through June 30, 2009.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at June 30, 2009 and September 30, 2008 (in millions):

	June 30, 2009		September 30, 2008
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.8	6.6	8.9	7.5
Natural gas (MMBTU’s)	0.3	—	0.7	—

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s Balance Sheet and Statement of Operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	June 30, 2009		June 30, 2009
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in fair value hedging relationships:
Commodity (a)	$(12.1)	$(5.3)	$12.1	$5.6
Debt (b)	(2.5)	3.3	2.5	(3.3)

Total fair value of derivatives	$(14.6)	$(2.0)	$14.6	$2.3

	Amount of Gain (Loss) Recognized in Inergy’s OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from Inergy’s OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	June 30, 2009		June 30, 2009		June 30, 2009
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedging relationships:
Commodity (c)	$8.2	$4.8	$(5.9)	$(23.9)	$—	$0.1

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	June 30, 2009
	Three Months Ended	Nine Months Ended
Derivatives not designated as hedging instruments:
Commodity (d)	$3.6	$10.7

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of goods sold in the Statement of Operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the Statement of Operations.
(c)	The gain (loss) on the amount reclassified from Inergy’s OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of goods sold.
(d)	The gain (loss) is recognized in cost of goods sold.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to risk management activities for the nine months ended June 30, 2009 and 2008 where settlement has not yet occurred (in millions):

	Nine Months Ended June 30,
	2009	2008
Net fair value gain (loss) of contracts outstanding at beginning of period	$(23.7)	$0.7
Net change in physical exchange contracts	1.5	0.4
Net changes in cash paid against outstanding positions	4.5	5.5
Change in fair value of contracts attributable to market movement during the period	6.6	16.6
Realized gains (losses)	14.8	(12.6)

Net fair value of contracts outstanding at end of period	$3.7	$10.6

All contracts subject to price risk had a maturity of thirty-two months or less, however, the majority of contracts expire within eighteen months.

Credit Risk

Inherent in Inergy’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2009 and September 30, 2008 were propane retailers, resellers, energy marketers and dealers.

Certain of Inergy’s derivative instruments have credit limits that require Inergy to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as Inergy’s established credit limit with the respective counterparty. If Inergy’s credit rating were to change, the counterparties could require it to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in Inergy’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009, is $16.5 million for which Inergy has posted collateral of $9.0 million, which includes $2.0 million of NYMEX margin deposit, in the normal course of business. Inergy has received collateral of $8.0 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter (“OTC”) forwards, options and physical exchanges.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of June 30, 2009, Inergy held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included Inergy’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. Inergy’s derivative instruments consist of forwards, swaps, futures, physical exchanges, and options.

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

The following table sets forth by level within the fair value hierarchy Inergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, (in millions). As required by FAS 157, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Inergy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.3	$62.8	$0.8	$64.9	$9.3	$55.6	$(38.4)	$26.5
Inventory	—	35.7	—	35.7	—	—	—	35.7
Interest rate swap	—	5.2	—	5.2	5.2	—	—	5.2

Total assets at fair value	$1.3	$103.7	$0.8	$105.8	$14.5	$55.6	$(38.4)	$67.4

Liabilities
Liabilities from price risk management	$8.3	$51.7	$0.5	$60.5	$10.2	$50.3	$(37.7)	$22.8

(a)

Amounts represent the impact of legally enforceable master netting agreements that allow Inergy to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2009 and September 30, 2008, respectively (in millions):

	June 30, 2009	September 30, 2008
Inergy credit agreement	$43.5	$247.0
Inergy senior unsecured notes	1,050.0	825.0
Inergy fair value hedge adjustment on senior unsecured notes	5.2	1.9
Inergy bond premium	3.4	3.8
Inergy bond discount	(20.5)	—
ASC credit agreement	9.1	10.9
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	19.9	18.0
Holdings bank facility	7.0	7.6
Holdings term loan	25.0	25.0

Total debt	1,142.6	1,139.2
Less: current portion	22.9	60.5

Total long-term debt	$1,119.7	$1,078.7

The Company’s bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.82% at June 30, 2009 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $13.0 million and $12.4 million at June 30, 2009 and September 30, 2008, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s Credit Agreement

Inergy’s Credit Agreement consists of a $75 million revolving Working Capital Facility and a $350 million revolving Acquisition Facility. The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries. This Credit Agreement matures on November 10, 2010.

At June 30, 2009, the balance outstanding under the Credit Agreement was $43.5 million, including $15.5 million borrowed for acquisitions and growth capital expenditures and $28.0 million borrowed for working capital purposes. At September 30, 2008, the balance outstanding under the Credit Agreement was $247.0 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $65.0 million borrowed for working capital purposes. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within Inergy’s Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Inergy does not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 2.07% and 3.50% at June 30, 2009, and between 4.24% and 5.46% at September 30, 2008, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $361.1 million and $154.3 million at June 30, 2009 and September 30, 2008, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $20.4 million and $23.6 million at June 30, 2009 and September 30, 2008, respectively.

In February 2009, Inergy closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. Inergy used the net proceeds from the private placement to repay borrowings under its existing revolving acquisition credit facility.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Inergy is party to six interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every nine months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same aggregate notional amount of $150 million. The swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the nine months ended June 30, 2009 was recorded as a $3.3 million decrease to interest expense. This amount was offset by a $3.3 million increase to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

At June 30, 2009, the Company was in compliance with all of its debt covenants.

Note 8 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the nine months ended June 30, 2009 and 2008 is presented below:

Nine Months Ended June 30, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2008	November 14, 2008	$0.650	$13.1
February 6, 2009	February 13, 2009	$0.675	13.7
May 8, 2009	May 15, 2009	$0.750	15.2

			$42.0

Nine Months Ended June 30, 2008
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2007	November 14, 2007	$0.535	$10.8
February 7, 2008	February 14, 2008	$0.560	11.3
May 8, 2008	May 15, 2008	$0.585	11.9

			$34.0

On July 27, 2009, the Company declared a distribution of $0.78 per limited partner unit to be paid on August 14, 2009 to unitholders of record on August 7, 2009 for a total distribution of $15.8 million with respect to the third fiscal quarter of 2009. On August 14, 2008, a quarterly distribution of $0.61 per limited partner unit was paid to unitholders of record on August 7, 2008 with respect to the third fiscal quarter of 2008, for a total distribution of $12.3 million.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At June 30, 2009, the total of these firm purchase commitments was approximately $244.5 million of which $239.1 million will occur over the course of the next twelve months with the balance of $5.4 million occurring over the following twelve months. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and West Coast NGL midstream assets. At June 30, 2009, the total of these firm purchase commitments was approximately $30.6 million and the purchases associated with these commitments will occur over the course of the next year.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. At June 30, 2009 and September 30, 2008, Inergy’s self-insurance reserves were $16.4 million and $17.4 million, respectively.

Note 10 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for the acquisitions that occurred during the nine months ended June 30, 2009, are included in the propane segment.

The identifiable assets associated with each reportable segment include accounts receivable and inventories. Goodwill, property, plant and equipment and expenditures for property, plant and equipment are also presented for each segment. The net asset/liability from price risk management, as reported in the accompanying consolidated balance sheets, is primarily related to the propane segment.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended June 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$87.5	$—	$—	$—	$87.5
Wholesale propane revenues	44.7	3.3	—	—	48.0
Storage, fractionation and other midstream revenues	—	59.3	—	—	59.3
Transportation revenues	3.8	3.3	—	—	7.1
Propane-related appliance sales revenues	4.9	—	—	—	4.9
Retail service revenues	3.6	—	—	—	3.6
Rental service and other revenues	6.2	—	—	—	6.2
Distillate revenues	18.4	—	—	—	18.4
Gross profit	71.2	26.1	—	—	97.3
Identifiable assets	128.6	34.3	—	—	162.9
Goodwill	279.2	169.5	—	20.2	468.9
Property, plant and equipment	701.5	730.9	—	10.8	1,443.2
Expenditures for property, plant and equipment	2.8	62.0	—	0.1	64.9

	Three Months Ended June 30, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$121.7	$—	$—	$—	$121.7
Wholesale propane revenues	86.4	12.8	—	—	99.2
Storage, fractionation and other midstream revenues	—	93.6	(0.1)	—	93.5
Transportation revenues	4.6	4.5	—	—	9.1
Propane-related appliance sales revenues	5.1	—	—	—	5.1
Retail service revenues	4.2	—	—	—	4.2
Rental service and other revenues	7.1	—	—	—	7.1
Distillate revenues	35.3	—	—	—	35.3
Gross profit	65.2	23.6	(0.1)	—	88.7
Identifiable assets	186.1	27.8	—	—	213.9
Goodwill	275.3	88.5	—	20.2	384.0
Property, plant and equipment	700.3	480.2	—	9.6	1,190.1
Expenditures for property, plant and equipment	3.2	38.6	—	0.5	42.3

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended June 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$659.3	$—	$—	$—	$659.3
Wholesale propane revenues	313.3	16.1	(0.1)	—	329.3
Storage, fractionation and other midstream revenues	—	159.9	(0.6)	—	159.3
Transportation revenues	13.0	12.2	—	—	25.2
Propane-related appliance sales revenues	16.5	—	—	—	16.5
Retail service revenues	14.2	—	—	—	14.2
Rental service and other revenues	22.3	—	—	—	22.3
Distillate revenues	113.0	—	—	—	113.0
Gross profit	410.5	73.8	(0.6)	—	483.7
Identifiable assets	128.6	34.3	—	—	162.9
Goodwill	279.2	169.5	—	20.2	468.9
Property, plant and equipment	701.5	730.9	—	10.8	1,443.2
Expenditures for property, plant and equipment	8.9	156.5	—	0.7	166.1

	Nine Months Ended June 30, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$724.5	$—	$—	$—	$724.5
Wholesale propane revenues	398.8	26.3	—	—	425.1
Storage, fractionation and other midstream revenues	—	198.2	(0.4)	—	197.8
Transportation revenues	12.3	13.6	—	—	25.9
Propane-related appliance sales revenues	17.1	—	—	—	17.1
Retail service revenues	13.3	—	—	—	13.3
Rental service and other revenues	21.7	—	—	—	21.7
Distillate revenues	112.6	—	—	—	112.6
Gross profit	347.7	67.2	(0.4)	—	414.5
Identifiable assets	186.1	27.8	—	—	213.9
Goodwill	275.3	88.5	—	20.2	384.0
Property, plant and equipment	700.3	480.2	—	9.6	1,190.1
Expenditures for property, plant and equipment	10.4	136.8	—	0.9	148.1

Note 11 – Gain on Issuance of Units in Inergy

In March 2009, Inergy issued 4,000,000 common units representing Inergy limited partner interests. In April 2009, the underwriters exercised their option to purchase additional units and Inergy issued 418,000 common units representing limited partner interests. As permitted by Staff Accounting Bulletin No. 51 (“SAB 51”), the Company recorded a gain of $3.0 million to recognize the increase in value of its investment in Inergy.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12 – Subsequent Events

The Company has identified subsequent events requiring disclosure through August 4, 2009, the date of the filing of this Form 10-Q.

On July 29, 2009, Inergy filed a Registration Statement on Form S-4 offering to exchange up to $225 million of 8.75% senior notes due 2015, which have been registered under the Securities Act of 1933 for its outstanding unregistered 8.75% senior notes due 2015, which were issued on February 2, 2009. This transaction did not impact the Company’s financial statements.

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

Inergy is a growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream business that includes two natural gas storage facilities (“Stagecoach” and “Steuben”), a liquefied petroleum gas (“LPG”) storage facility, a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). Inergy further intends to pursue its growth objectives in the propane business through, among other things, future acquisitions. Inergy’s acquisition strategy focuses on propane companies that meet its acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established and locally recognized trade names. Inergy’s midstream growth objectives focus both on organically expanding its existing assets and acquiring future operations that leverage its existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

Both of Inergy’s operating segments, propane and midstream, are supported by business development personnel groups employed by Inergy. These groups’ daily responsibilities include research, sourcing, financial analysis and due diligence of potential acquisition targets and organic growth opportunities. These employees work closely with the operators of both of Inergy’s segments in the course of their work to ensure the appropriate growth opportunities are pursued.

Inergy has grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since the inception of its predecessor in November 1996 through June 30, 2009, Inergy has acquired 84 companies, including 78 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $1.8 billion, including working capital, assumed liabilities and acquisition costs.

In October 2008, Inergy acquired the assets of the Blu-Gas group of companies (“Blu-Gas”) headquartered in Denver, North Carolina, on April 9, 2009, Inergy acquired the assets of Newton’s Gas Service, Inc. (“Newton’s Gas”), and on June 30, 2009, Inergy acquired the assets of F.G.White Company, Inc. (“F.G. White”). The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices have continued to be volatile during 2009. At the main pricing hub of Mount Belvieu, Texas during the nine-month period ended June 30, 2009, propane prices ranged from a low of $0.53 per gallon to a high of $1.41 per gallon and a price of $0.82 per gallon at June 30, 2009. Inergy’s hedging program and ability to pass on price increases to its customers limits the impact that volatility has had on its operations. In the future, Inergy will continue to hedge virtually 100% of its exposure from fixed price sales. While Inergy has historically been successful in passing on any price increases to its customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In addition, during those periods Inergy has historically experienced conservation of propane gallons used by its customers which has resulted in a decline in gross profit. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines Inergy has attributed to customer conservation will reverse. The prices of crude oil and natural gas have maintained historically high costs in 2007, 2008 and in the first half of 2009 and, since propane is a by-product of these commodities, it too has been at historically high levels over this same time frame. As such, Inergy’s selling prices of propane have been at higher levels in order to attempt to maintain its historical gross margin per gallon. Inergy does not attempt to predict or control the underlying commodity prices; however, it monitors these prices daily and adjusts its operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of its product. Inergy believes that volatility in commodity prices will continue, and its ability to adjust to and manage its operations in response to this volatility may impact its operations and financial results.

Inergy believes that the economic downturn that began in the second half of 2008 has caused certain of its retail propane customers to conserve and thereby purchase less propane. This trend is expected to continue throughout the life of the recession. In addition, although we believe the recession has not currently had a material impact on Inergy’s cash collections, it is possible that a prolonged recession could have a negative impact on its future cash collections.

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

Inergy’s midstream operations primarily include the storage, processing, fractionation, and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from solution mining operations of US Salt, which was acquired in August 2008. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

Inergy believes its midstream operations could be negatively affected in the long term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for natural gas and NGLs, all of which are beyond Inergy’s control and could impair its ability to meet long-term goals. However, Inergy also believes that the contractual fee-based nature of its midstream operations may serve to mitigate this potential risk.

The majority of Inergy’s operating cash flows in its midstream operations are generated by its natural gas storage operations. Most of Inergy’s natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for its storage capacity and deliverability. Demand for storage in Inergy’s key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect Inergy’s operations. Traditionally, supply to Inergy’s markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets Inergy serves. These supply shifts and other changes to the natural gas market may have an impact on Inergy’s storage operations and its development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage. Currently, Inergy has committed to capital expansion projects at its Thomas Corners natural gas storage development and its Finger Lakes LPG storage expansion. The rights to the Thomas Corners development were obtained when Inergy acquired ASC in October 2007. Thomas Corners is located in Steuben County, NY and is expected to have working gas capacity of approximately 7 bcf when complete. This project is expected to be completed in 2010. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or Natural Gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in 2010.

As Inergy executes on its strategic objectives, capital expansion projects will continue to be an important part of its growth plan. Inergy has committed capital and investment expenditures at June 30, 2009 of approximately $30.6 million in its midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require Inergy to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect Inergy’s ability to implement its strategy. Market disruptions or a downgrade in Inergy’s credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as Inergy moves forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

Inergy’s midstream operations in the United States are subject to regulations at the federal and state level. Regulations applicable to the gas storage industry have a significant effect on the nature of Inergy’s midstream operations and the manner in which they operate. Changes to regulations are ongoing and Inergy cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on its midstream operations.

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

•

Interest of Non-Controlling Partners in Inergy’s Net Income. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At June 30, 2009, we owned an approximate 8.4% limited partner interest in Inergy together with a 0.8% non-managing general partner interest; and the non-affiliated unitholders owned a 90.8% limited partner interest in Inergy.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table summarizes the consolidated income statement components for the three months ended June 30, 2009 and 2008, respectively (in millions):

	Three Months Ended June 30,		Change
	2009	2008	In Dollars	Percentage
Revenue	$235.0	$375.2	$(140.2)	(37.4)%
Cost of product sold	137.7	286.5	(148.8)	(51.9)

Gross profit	97.3	88.7	8.6	9.7
Operating and administrative expenses	66.6	67.4	(0.8)	(1.2)
Depreciation and amortization	26.4	26.1	0.3	1.1
Loss on disposal of assets	(1.1)	(0.4)	(0.7)	(175.0)

Operating income (loss)	3.2	(5.2)	8.4	161.5
Interest expense, net	(17.4)	(15.5)	(1.9)	(12.3)

Loss before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy and ASC	(14.2)	(20.7)	6.5	31.4
Gain on issuance of units in Inergy	0.2	—	0.2	*
Provision for income taxes	—	(0.1)	0.1	100.0
Interest of non-controlling partners in Inergy’s net loss	23.7	26.8	(3.1)	(11.6)
Interest of non-controlling partners in ASC’s consolidated net income	(0.3)	(0.4)	0.1	25.0

Net income	$9.4	$5.6	$3.8	67.9%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended June 30, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$87.5	$121.7	$(34.2)	(28.1)%	41.9	46.7	(4.8)	(10.3)%
Wholesale propane	48.0	99.2	(51.2)	(51.6)	60.7	59.8	0.9	1.5
Other retail	36.9	56.3	(19.4)	(34.5)	—	—	—	—
Storage, fractionation and midstream	62.6	98.0	(35.4)	(36.1)	—	—	—	—

Total	$235.0	$375.2	$(140.2)	(37.4)%	102.6	106.5	(3.9)	(3.7)%

Volume. During the three months ended June 30, 2009, we sold approximately 41.9 million retail gallons of propane, a decrease of 4.8 million gallons or 10.3% from the 46.7 million retail gallons sold during the same three-month period in 2008. Gallons sold during the three months ended June 30, 2009 declined as compared to the same prior year period as a result of lower volumes sold at our existing locations of 5.8 million gallons partially offset by a 1.0 million gallon increase from acquisition-related volume. We believe the decline in volumes at existing locations resulted from (1) continued customer conservation due to the current overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses during earlier periods of relatively high propane costs, including low margin and less profitable customers.

Wholesale gallons delivered increased 0.9 million gallons, or 1.5%, to 60.7 million gallons in the three months ended June 30, 2009 from 59.8 million gallons in the three months ended June 30, 2008. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 16.3 million gallons, or 17.9%, to 74.8 million gallons during the three months ended June 30, 2009 from 91.1 million gallons during the same three-month period in 2008. This decrease was partially attributed to the non-renewal of certain customer contracts.

During the three months ended June 30, 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted. The total volume available for storage was the same during each of these periods.

Revenues. Revenues for the three months ended June 30, 2009 were $235.0 million, a decrease of $140.2 million, or 37.4%, from $375.2 million during the same three-month period in 2008.

Revenues from retail propane sales were $87.5 million for the three months ended June 30, 2009 compared to $121.7 million during the same three-month period in 2008. This $34.2 million, or 28.1%, decrease resulted primarily from a combination of a lower overall average selling price of propane due to a reduction in the wholesale cost of propane and a decline in gallons sold to existing customers as described above, which together contributed to a $36.6 million revenue decline, partially offset by acquisition-related sales, which resulted in higher revenues of $2.4 million.

Revenues from wholesale propane sales were $48.0 million in the three months ended June 30, 2009, a decrease of $51.2 million or 51.6%, from $99.2 million in the three months ended June 30, 2008. This decrease resulted primarily from the lower average selling price of propane, which contributed $52.7 million to the decrease in revenues. The lower selling price for our wholesale propane sales in 2009 compared to 2008 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $36.9 million for the three months ended June 30, 2009, a decrease of $19.4 million, or 34.5%, from $56.3 million during the same three-month period in 2008. Revenue from other retail sales declined $17.0 million as a result of lower average selling prices of distillates at existing locations and $2.8 million due to a decline in revenues from other products and services, partially offset by a $0.4 million increase from acquisition-related sales. Distillate revenues from existing locations decreased as a result of lower volume sold coupled with a decline in the comparable average selling price of the distillates resulting from a lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $62.6 million for the three months ended June 30, 2009, a decrease of $35.4 million or 36.1% from $98.0 million during the same three-month period in 2008. Revenues from our West Coast NGL operations decreased $48.8 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $12.8 million increase due to the acquisition of US Salt. In addition, revenues at our Stagecoach Storage Facility increased due to the commencement of operations on the North Lateral connecting to Millennium Pipeline in December 2008.

Cost of Product Sold. Cost of product sold for the three months ended June 30, 2009 was $137.7 million, a decrease of $148.8 million, or 51.9%, from $286.5 million during the same three-month period in 2008.

Retail propane cost of product sold was $37.9 million for the three months ended June 30, 2009 compared to $78.2 million for the same three-month period in 2008. This $40.3 million, or 51.5%, decrease in retail cost of product sold was driven by an approximate 46.0% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs by approximately $40.6 million. Also contributing to the decline in retail propane cost of product sold was a $0.6 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $0.9 million increase in retail propane cost of product sold associated with acquisition-related volume.

Wholesale propane cost of product sold in the three months ended June 30, 2009 was $43.4 million, a decrease of $51.5 million or 54.3%, from wholesale cost of product sold of $94.9 million in 2008. These lower costs were primarily a result of an approximate $52.9 million decrease due to the lower average cost of propane, partially offset by a $1.4 million increase in volume sold to existing and new customers.

Other retail cost of product sold was $19.6 million for the three months ended June 30, 2009 compared to $38.8 million during the same three-month period in 2008. This $19.2 million, or 49.5%, decrease was primarily due to lower costs from distillate sales at existing locations of $18.3 million and a decline in costs for other products and services of $1.0 million, partially offset by a $0.1 million increase in the cost of product sold associated with acquisition-related volume. The cost of product sold for distillates declined as a result of lower volume sales at existing locations coupled with an approximate 47.3% decline in the average cost per gallon of distillates.

Storage, fractionation and other midstream cost of product sold was $36.8 million for the three months ended June 30, 2009, a decrease of $37.8 million, or 50.7%, from $74.6 million during the same three-month period in 2008. Costs from our West Coast NGL operations were $45.7 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts. Partially offsetting this decrease was a $7.7 million increase in cost due to the acquisition of US Salt.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $14.4 million and $16.2 million for the three months ended June 30, 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $8.5 million and $8.4 million for the three months ended June 30, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $7.7 million and $7.3 million for the three months ended June 30, 2009 and 2008, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.9 million for the three months ended June 30, 2009 and 2008. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended June 30, 2009 was $97.3 million, an increase of $8.6 million, or 9.7%, from $88.7 million during the same three-month period in 2008.

Retail propane gross profit was $49.6 million for the three months ended June 30, 2009 compared to $43.5 million in the same three-month period in 2008. This $6.1 million, or 14.0%, increase in retail propane gross profit was mostly attributable to a higher cash margin per gallon, which contributed to a $9.4 million increase, a $1.5 million increase associated with acquisitions, and a $0.6 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These increases to retail propane gross profit were partially offset by a $5.4 million decline resulting from lower retail gallon sales at existing locations as discussed above. The increase in cash margin per gallon was primarily the result of maintaining higher selling prices in certain markets while cost of propane declined.

Wholesale propane gross profit was $4.6 million in the three months ended June 30, 2009 compared to $4.3 million in the three months ended June 30, 2008, an increase of $0.3 million or 7.0%. This increase was primarily the result of both increased volumes sold and higher margins that we were able to attain in a period of regional supply disruption.

Other retail gross profit was $17.3 million for the three months ended June 30, 2009 compared to $17.5 million for the same three-month period in 2008. This $0.2 million, or 1.1%, decrease was due primarily to lower gross profit on other products and services of $1.8 million, partially offset by a $1.3 million increase in gross profit from distillate sales and a $0.3 million increase from acquisitions.

Storage, fractionation and other midstream gross profit was $25.8 million in the three months ended June 30, 2009 compared to $23.4 million in the same three-month period in 2008, an increase of $2.4 million, or 10.3%. Approximately $5.1 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL operations. The decrease in West Coast gross profit is attributable to the factors discussed in the decline in volumes.

Operating and Administrative Expenses. Operating and administrative expenses were $66.6 million for the three months ended June 30, 2009 compared to $67.4 million in the same three-month period in 2008. This $0.8 million, or 1.2%, decrease in operating expenses was due primarily to lower operating expenses from existing operations of approximately $2.6 million comprised predominantly of lower vehicle expenses and other operating expenses. Partially offsetting these decreases was an increase of approximately $1.9 million due to acquisitions.

Depreciation and Amortization. Depreciation and amortization was $26.4 million for the three months ended June 30, 2009 compared to $26.1 million during the same three-month period in 2008. This $0.3 million, or 1.1%, increase resulted primarily from acquisitions and the expansion projects completed in Inergy’s midstream segment.

Interest Expense. Interest expense was $17.4 million for the three months ended June 30, 2009 compared to $15.5 million during the same three-month period in 2008. This $1.9 million, or 12.3%, increase was due to an increase in the average debt outstanding associated with acquisitions, capital improvement projects and working capital needs, partially offset by lower average interest rates associated with our floating rate debt. Additionally, during the three months ended June 30, 2009 and 2008, Inergy capitalized $5.1 million and $1.6 million, respectively, of interest related to certain capital improvement projects in its midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $0.2 million for the three months ended June 30, 2009, whereas no gain was recorded during the same period of the prior year. This increase was primarily attributable to the underwriters exercising their option to purchase 418,000 additional Inergy common units in April 2009.

Provision for Income Taxes. There was no provision for income taxes for the three months ended June 30, 2009 compared to $0.1 million in the same three-month period in 2008. During the quarter ended June 30, 2009, Inergy’s provision for income tax of $0.2 million was completely offset by IPCHA’s $0.2 million of income tax benefit. The deferred income tax expense for the quarter ended June 30, 2009 was immaterial.

Interest of non-controlling partners in Inergy’s net income (loss). We recorded income of $23.7 million in the three months ended June 30, 2009, as compared to income of $26.8 million in the same three-month period of 2008 associated with the interests of non-controlling partners in Inergy. This $3.1 million, or 11.6%, change resulted primarily from a $6.4 million improvement in Inergy’s net loss, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $3.1 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled.

Net Income. Net income was $9.4 million for the three months ended June 30, 2009 compared to net income of $5.6 million for the same three-month period in 2008. The $3.8 million, or 67.9%, increase in net income was primarily attributable to the improvement in net loss at Inergy in the three months ended June 30, 2009, partially offset by the decrease in income related to the interest of non-controlling partners in Inergy’s net loss.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

The following table summarizes the consolidated income statement components for the nine months ended June 30, 2009 and 2008, respectively (in millions):

	Nine Months Ended June 30,		Change
	2009	2008	In Dollars	Percentage
Revenue	$1,339.1	$1,538.0	$(198.9)	(12.9)%
Cost of product sold	855.4	1,123.5	(268.1)	(23.9)

Gross profit	483.7	414.5	69.2	16.7
Operating and administrative expenses	213.3	199.4	13.9	7.0
Depreciation and amortization	79.3	72.1	7.2	10.0
Gain (loss) on disposal of assets	(4.1)	0.8	(4.9)	(612.5)

Operating income	187.0	143.8	43.2	30.0
Interest expense, net	(52.8)	(46.3)	(6.5)	(14.0)
Other income	—	0.1	(0.1)	(100.0)

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy and ASC	134.2	97.6	36.6	37.5
Gain on issuance of units in Inergy	3.4	—	3.4	*
Provision for income taxes	(1.3)	(1.3)	—	—
Interest of non-controlling partners in Inergy’s net income	(90.7)	(64.6)	(26.1)	(40.4)
Interest of non-controlling partners in ASC’s consolidated net income	(1.0)	(0.9)	(0.1)	(11.1)

Net income	$44.6	$30.8	$13.8	44.8%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the nine months ended June 30, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Nine Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$659.3	$724.5	$(65.2)	(9.0)%	271.0	289.7	(18.7)	(6.5)%
Wholesale propane	329.3	425.1	(95.8)	(22.5)	310.6	285.7	24.9	8.7
Other retail	179.0	177.0	2.0	1.1	—	—	—	—
Storage, fractionation and midstream	171.5	211.4	(39.9)	(18.9)	—	—	—	—

Total	$1,339.1	$1,538.0	$(198.9)	(12.9)%	581.6	575.4	6.2	1.1%

Volume. During the nine months ended June 30, 2009, we sold approximately 271.0 million retail gallons of propane, a decrease of 18.7 million gallons, or 6.5%, from the 289.7 million retail gallons sold during the same nine-month period in 2008. This decline in gallons sold during the nine months ended June 30, 2009 compared to the same prior year period resulted from a decline in volume sold at our exiting locations of 30.9 million gallons partially offset by a 12.2 million gallon increase arising from acquisition-related volume. Although the weather in our areas of operations was approximately 7% colder than the prior year period and approximately normal when compared to our calculations using degree day data provided by NOAA, the increase in gallon sales associated with this colder weather was more than offset by (1) continued customer conservation, which we believe resulted primarily from the lingering effects of the higher cost of propane that existed at the end of our fiscal year 2008 and into the early part of our first fiscal quarter of 2009 before costs declined substantially, as well as the overall weak United States economic environment, and (2) volume declines from net customer losses during these periods of high propane costs, including low margin and less profitable customers.

Wholesale gallons delivered increased 24.9 million gallons, or 8.7%, to 310.6 million gallons in the nine months ended June 30, 2009 from 285.7 million gallons in the nine months ended June 30, 2008. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations decreased 1.1 million gallons, or 0.5%, to 201.0 million gallons during the nine months ended June 30, 2009 from 202.1 million gallons during the same nine-month period in 2008.

During the nine months ended June 30, 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted. The total volume available for storage was the same during each of these periods.

Revenues. Revenues for the nine months ended June 30, 2009 were $1,339.1 million, a decrease of $198.9 million, or 12.9%, from $1,538.0 million during the same nine-month period in 2008.

Revenues from retail propane sales were $659.3 million for the nine months ended June 30, 2009 compared to $724.5 million during the same nine-month period in 2008. This $65.2 million, or 9.0%, decrease resulted primarily from a combination of a lower overall average selling price of propane due to a reduction in the wholesale cost of propane and lower volume sales to existing customers as described above, which together contributed to a $95.4 million revenue decline, partially offset by acquisition-related sales, which resulted in higher revenues of $30.2 million.

Revenues from wholesale propane sales were $329.3 million in the nine months ended June 30, 2009, a decrease of $95.8 million or 22.5%, from $425.1 million in the nine months ended June 30, 2008. This decrease resulted primarily from the lower average selling price of propane, which contributed $132.9 million to the decrease in revenues. The lower selling price for our wholesale propane sales in 2009 compared to 2008 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $179.0 million for the nine months ended June 30, 2009, an increase of $2.0 million, or 1.1%, from $177.0 million during the same nine-month period in 2008. Revenues from other retail sales increased approximately $47.5 million due to acquisition-related sales, partially offset by a decline in distillate revenues from existing locations of approximately $41.9 million and a decline in other revenues of $3.6 million. The decrease in distillate revenues at existing locations was the result of lower volume sold coupled with a decline in the comparable average selling price of the distillates resulting from a lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $171.5 million for the nine months ended June 30, 2009, a decrease of $39.9 million or 18.9% from $211.4 million during the same nine-month period in 2008. Revenues from our West Coast NGL operations decreased $78.6 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $36.2 million increase due to the acquisition of US Salt. In addition, revenues at our Bath LPG Storage Facility and Stagecoach Storage Facility increased due to an increase in contractual rates and the commencement of operations on the North Lateral connecting to Millennium Pipeline in December 2008, respectively.

Cost of Product Sold. Cost of product sold for the nine months ended June 30, 2009 was $855.4 million, a decrease of $268.1 million, or 23.9%, from $1,123.5 million during the same nine-month period in 2008.

Retail propane cost of product sold was $337.7 million for the nine months ended June 30, 2009 compared to $451.5 million for the same nine-month period in 2008. This $113.8 million, or 25.2%, decrease in retail cost of product sold was driven by an approximate 20.1% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs by approximately $127.7 million. These factors were partially offset by a $13.1 million increase in the cost of product sold associated with acquisition-related volume and a $0.8 million increase in cost of product sold related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the nine months ended June 30, 2009 was $310.4 million, a decrease of $100.1 million or 24.4%, from wholesale cost of product sold of $410.5 million in 2008. These lower costs were primarily a result of an approximate $135.9 million decrease due to the lower average cost of propane, partially offset by a $35.8 million increase in volume sold to existing and new customers.

Other retail cost of product sold was $108.6 million for the nine months ended June 30, 2009 compared to $116.6 million during the same nine-month period in 2008. This $8.0 million, or 6.9%, decrease was primarily due to a $44.4 million reduction in cost of product sold related to distillate sales at existing locations due to both declines in volumes sold and the average cost of product. Also contributing to the decline in other retail cost of product sold was a reduction in costs related to other products and services of $0.6 million. These factors were partially offset by higher costs associated with acquisitions of $37.0 million.

Storage, fractionation and other midstream cost of product sold was $98.7 million for the nine months ended June 30, 2009, a decrease of $46.2 million, or 31.9%, from $144.9 million during the same nine-month period in 2008. Costs from our West Coast NGL operations were $72.8 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold due to additional contracts. Partially offsetting this decrease was a $23.6 million increase in cost due to the acquisition of US Salt.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense, and depreciation on tanks being rented to customers. Costs associated with delivery vehicles approximated $48.5 million and $52.1 million for the nine months ended June 30, 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $24.9 million and $24.6 million for the nine months ended June 30, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $22.9 million and $20.3 million for the nine months ended June 30, 2009 and 2008, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $2.4 million and $2.2 million for the nine months ended June 30, 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the nine months ended June 30, 2009 was $483.7 million, an increase of $69.2 million, or 16.7%, from $414.5 million during the same nine-month period in 2008.

Retail propane gross profit was $321.6 million for the nine months ended June 30, 2009 compared to $273.0 million in the same nine-month period in 2008. This $48.6 million, or 17.8%, increase in retail propane gross profit was mostly attributable to a higher cash margin per gallon, which contributed an increase to gross profit of approximately $61.5 million, and an increase of $17.1 million associated with acquisitions, partially offset by a $29.2 million decline in gross profit resulting from lower retail gallon sales at existing locations as discussed above and a $0.8 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. The increase in cash margin per gallon was primarily the result of maintaining higher selling prices in certain markets while the cost of propane declined.

Wholesale propane gross profit was $18.9 million in the nine months ended June 30, 2009 compared to $14.6 million in the nine months ended June 30, 2008, an increase of $4.3 million or 29.5%. This increase was primarily the result of both increased volumes sold and higher margins that we were able to attain in a period of regional supply disruption.

Other retail gross profit was $70.4 million for the nine months ended June 30, 2009 compared to $60.4 million for the same nine-month period in 2008. This $10.0 million, or 16.6%, increase was due primarily to a $10.5 million increase from acquisitions and a $2.5 million increase in distillate gross profit, partially offset by a $3.0 million decline in gross profit for other products and services.

Storage, fractionation and other midstream gross profit was $72.8 million in the nine months ended June 30, 2009 compared to $66.5 million in the same nine-month period in 2008, an increase of $6.3 million, or 9.5%. Approximately $12.6 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL operations. The decrease in West Coast gross profit is partially attributable to losses taken on certain commodity contracts due to a brief delay in our butane isomerization unit being placed in service. The aforementioned isomerization unit has been placed in service in July 2009. The decrease is also attributable to the non-renewal of certain customer contracts.

Operating and Administrative Expenses. Operating and administrative expenses were $213.3 million for the nine months ended June 30, 2009 compared to $199.4 million in the same nine-month period in 2008. This $13.9 million, or 7.0%, increase in operating expenses was due primarily to acquisitions and incentive compensation, which increased $14.3 million and $8.3 million, respectively. Offsetting these increases were lower operating expenses from existing operations of approximately $8.6 million comprised predominantly of lower salaries, vehicle expenses and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $79.3 million for the nine months ended June 30, 2009 compared to $72.1 million during the same nine-month period in 2008. This $7.2 million, or 10.0%, increase resulted primarily from acquisitions and the expansion projects in Inergy’s midstream segment.

Interest Expense. Interest expense was $52.8 million for the nine months ended June 30, 2009 compared to $46.3 million during the same nine-month period in 2008. This $6.5 million, or 14.0%, increase was due to an increase in the average debt outstanding associated with acquisitions, capital improvement projects and working capital needs, partially offset by lower average interest rates associated with our floating rate debt. Additionally, during the nine months ended June 30, 2009 and 2008, Inergy capitalized $10.5 million and $3.3 million, respectively, of interest related to certain capital improvement projects at its midstream segment as further described below in the “Liquidity and Sources of Capital “ section.

Gain on Issuance of Units in Inergy. We recorded a gain of $3.4 million for the nine months ended June 30, 2009, whereas no gain was recorded during the same period of the prior year. This increase was primarily attributable to Inergy’s 4,000,000 common unit issuance in March 2009.

Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 2009 was $1.3 million compared to $1.3 million in the same nine-month period in 2008. The provision for income taxes for the nine months ended June 30, 2009 was composed of $0.8 million of current income tax expense together with $0.5 million of deferred income tax expense.

Interest of non-controlling partners in Inergy’s net income. We recorded expense of $90.7 million in the nine months ended June 30, 2009, as compared to an expense of $64.6 million in the same nine-month period of 2008 associated with the interests of non-controlling partners in Inergy. The $26.1 million, or 40.0%, change resulted primarily from a $36.0 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $7.4 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled.

Net Income. Net income was $44.6 million for the nine months ended June 30, 2009 compared to net income of $30.8 million for the same nine-month period in 2008. The $13.8 million, or 44.8%, increase in net income was primarily attributable to the higher net income at Inergy in the nine months ended June 30, 2009, partially offset by the increase in expense related to the interest of non-controlling partners in Inergy’s net income.

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

Net operating cash inflows were $207.8 million and $148.2 million for the nine-month periods ending June 30, 2009 and 2008, respectively. The $59.6 million increase in operating cash flows was primarily attributable to increases in the interest of non-controlling partners in Inergy’s net income as well as net changes in working capital balances.

Net investing cash outflows were $161.1 million and $222.6 million for the nine-month periods ending June 30, 2009 and 2008, respectively. Net cash outflows were primarily impacted by an $89.3 million decrease in cash outlays related to acquisitions, partially offset by a $21.9 million decrease in proceeds from the sale of assets and a $5.8 million increase in capital expenditures.

Net financing cash inflows (outflows) were $(51.0) million and $77.3 million for the nine-month periods ending June 30, 2009 and 2008, respectively. Net cash inflows were primarily impacted by a $197.9 million decrease in proceeds from the issuance of long-term debt, net of payments on long-term debt, an $11.0 million increase in distributions to non-controlling partners in Inergy, L.P., an $8.0 million increase in distributions, and a $1.9 million increase in payments for deferred financing costs, partially offset by a $94.3 million increase in proceeds from the issuance of Inergy common units.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, may make it difficult to obtain necessary funding. Inergy has identified capital expansion project opportunities in its midstream operations. As of June 30, 2009, Inergy has firm purchase commitments totaling approximately $30.6 million related to certain of these projects. Additional commitments or expenditures, if any, Inergy may make toward any one or more of these projects is at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

In February 2009, Inergy closed on a $225 million offering of senior notes under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principal amount to yield 11%. Inergy used the net proceeds from the private placement to repay borrowings under its existing revolving acquisition credit facility.

On July 29, 2009, Inergy filed a Registration Statement on Form S-4 offering to exchange up to $225 million of 8.75% senior notes due 2015, which have been registered under the Securities Act of 1933 for its outstanding unregistered 8.75% senior notes due 2015, which were issued on February 2, 2009. This transaction did not impact the financial statements.

In March 2009, Inergy issued 4,000,000 common units representing limited partner interests, and in April 2009, the underwriters exercised their option to purchase 418,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to approximately $94.3 million.

Description of Credit Facilities

Inergy Holdings, L.P.

Our bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of the our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.82% at June 30, 2009 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $13.0 million and $12.4 million at June 30, 2009 and September 30, 2008, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

Inergy maintains borrowing capacity under a credit facility (“Credit Agreement”), which consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within our Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Inergy does not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 2.07% and 3.50% at June 30, 2009. At June 30, 2009, borrowings outstanding under the Credit Agreement were $43.5 million, including $15.5 million borrowed for acquisitions and growth capital expenditures and $28.0 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this provision of its Credit Agreement in May 2009.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2009, we had floating rate obligations totaling approximately $230.1 million for amounts borrowed under credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2014 to floating, with aggregate notional amounts of $150 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from June 2009 levels, our interest expense would change by a total of approximately $2.3 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2009 and 2008 were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of June 30, 2009 and September 30, 2008 was assets of $26.5 million and $33.3 million, respectively, and liabilities of $22.8 million and $57.0 million, respectively.

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

All contracts subject to price risk had a maturity of thirty-two months or less, however, the majority of contracts expire within eighteen months.

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a $0.1 million change in the market value of the contracts as there were approximately 1.1 million gallons of net unbalanced positions at June 30, 2009.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Part I, Item 1. Financial Statements, Note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors

The Company has identified one additional risk factor, as discussed below, in addition to those disclosed in “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The adoption of Climate Change legislation by Congress could result in increased operating costs and reduced demand for the products and services Inergy provides.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.” The purpose of ACESA is to control and reduce emissions of “greenhouse gases,” or “GHGs” in the United States. GHGs are certain gases, including carbon dioxide and methane, that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of NGLs (i.e., natural gas fractionators), local natural gas distribution companies, and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane), and refined petroleum products.

The U.S. Senate has begun work on its own legislation for controlling and reducing domestic GHG emissions, and President Obama has indicated his support of legislation to reduce GHG emissions through an emission allowance system. Although it is not possible at this time to predict if or when the Senate may act on climate change legislation or how any Senate bill would be reconciled with ACESA, any adopted laws or regulations that restrict or reduce GHG emissions could require Inergy to incur increased operating costs and could adversely affect demand for the natural gas and NGL products and services Inergy provides.

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

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: August 4, 2009	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)