Form 10-K
period 2009-09-30
INERGY HOLDINGS, L.P.
filed 2009-11-30
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

The aggregate market value of the 10,949,824 common units of the registrant held by non-affiliates computed by reference to the $49.38 closing price of such common units on October 30, 2009, was approximately $540.7 million. The aggregate market value of the 7,811,338 common units of the registrant held by non-affiliates computed by reference to the $30.45 closing price of such common units on March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $237.9 million. As of November 16, 2009, the registrant had 20,277,361 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:

Annual Report on Form 10-K for Inergy, L.P. filed contemporaneously herewith as referenced in Item 11 of this report.

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

INERGY HOLDINGS, L.P.

PART I

Item 1. Business.

Recent Developments

On November 24, 2009, Inergy entered into a secured credit facility which provides borrowing capacity of up to $525 million in the form of a $450 million general partnership credit facility and a $75 million working capital credit facility. This facility replaces Inergy’s former senior credit facility due 2010. This new facility will mature on November 22, 2013. Borrowings under this new facility are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

The new secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the facility bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.50% to 2.75%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.50% to 3.75%.

General

Inergy Holdings, L.P.

Our cash-generating assets consist of our partnership interests, including incentive distribution rights in Inergy, L.P. (NASDAQ: NRGY), a publicly traded Delaware limited partnership, which operates a growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. In addition to Inergy’s retail and wholesale propane business, Inergy also owns and operates a growing midstream business that includes three natural gas storage facilities (“Stagecoach”, “Steuben” and “Thomas Corners”), a liquefied petroleum gas (“LPG”) storage facility (“Bath”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”).

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

Inergy’s primary objective is to increase distributable cash flow to its unitholders. Inergy has grown primarily through acquisitions of retail propane and certain midstream operations. Inergy further intends to pursue its growth objectives through acquisitions of both propane and midstream operations, internally generated expansion, and measures aimed at increasing the profitability of existing operations.

Our aggregate partnership interests in Inergy as of September 30, 2009, consist of the following:

•

a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 0.8% general partner interest in Inergy;

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 7.8%; and

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

The incentive distribution rights entitle us to receive an increasing percentage of cash distributed by Inergy as certain target distribution levels are reached. They generally entitle us to receive 13.0% of all cash distributed in a quarter after each Inergy unit has received $0.33 for that quarter, 23.0% of all cash distributed after each Inergy unit has received $0.375 for that quarter and 48.0% of all cash distributed after each Inergy unit has received $0.45 for that quarter. For the quarter ended September 30, 2009, Inergy declared a distribution of $0.675 per unit, which resulted in our company receiving approximately $18.0 million in distributions comprised of approximately $3.2 million from the limited partnership units we own of Inergy, approximately $0.4 million from our 0.8% non-managing general partner interest in Inergy and approximately $14.4 million from the incentive distribution rights of Inergy.

On October 26, 2009, we declared a quarterly distribution on our common units of $0.85 per limited partner unit, or $3.40 per limited partner unit on an annualized basis.

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

Inergy, L.P.

Inergy, L.P., a publicly traded Delaware limited partnership, was formed on March 7, 2001, and closed on its initial public offering on July 31, 2001. Inergy owns and operates, principally through its operating company, Inergy Propane, LLC, a growing, geographically diverse retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream business that includes three natural gas storage facilities (“Stagecoach”, “Steuben” and “Thomas Corners”), a liquefied petroleum gas (“LPG”) storage facility (“Bath”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”).

Inergy believes it is the fifth largest propane retailer in the United States based on retail propane gallons sold. For the fiscal year ended September 30, 2009, Inergy sold and physically delivered approximately 310.0 million gallons of propane to retail customers and approximately 380.6 million gallons of propane to wholesale customers. Inergy’s propane business includes the retail marketing, sale and distribution of propane, including the sale and lease of propane supplies and equipment, to residential, commercial, industrial and agricultural customers. Inergy markets its propane products under various regional brand names. As of October 30, 2009, Inergy serves approximately 700,000 retail customers in 28 states from 312 customer service centers which have an aggregate of 31.0 million gallons of above-ground propane storage. In addition to its retail propane business, Inergy operates a wholesale supply, marketing and distribution business, providing propane procurement, transportation and supply and price risk management services to its customer service centers, as well as to independent dealers, multistate marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies in 40 states, primarily in the Midwest, Northeast and South.

Inergy also owns and operates a midstream business which includes the following assets:

•

the Stagecoach natural gas storage facility, a high performance, multi-cycle natural gas storage facility with 26.25 bcf of working gas capacity, a maximum withdrawal capability of 500 MMcf/day, and a maximum injection capability of 250 MMcf/day. Located 150 miles northwest of New York City, the Stagecoach facility is the closest natural gas storage facility to the northeastern United States market. Stagecoach is connected to Tennessee Gas Pipeline Company’s 300-Line and the newly constructed Millennium pipeline. The facility is fee-based and is currently 100% contracted primarily with investment grade-rated companies with term contracts having a weighted average maturity extending to September 2014.

•

an NGL business near Bakersfield, California, which includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations.

•

the Bath LPG Storage Facility, a 1.7 million barrel salt cavern LPG storage facility located near Bath, New York, approximately 210 miles northwest of New York City and 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading/unloading 20—23 rail cars per day and 17 truck transports per day.

•

100% of the membership interests of Arlington Storage Company, LLC (“ASC”). ASC is the majority owner and operator of the Steuben Gas Storage Company (“Steuben”), which owns a 6.2 bcf natural gas storage facility located in Steuben County, New York.

•	Inergy’s recently completed development of Thomas Corners, a 7 bcf natural gas storage facility also located in Steuben County, New York. This facility was placed in service in November 2009.

•

US Salt, an industry-leading solution mining and salt production company located in Schuyler County, New York, between Inergy’s Stagecoach and Steuben natural gas storage facilities. US Salt produces and sells over 300,000 tons of salt each year. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas storage capacity.

Inergy has grown primarily through acquisitions and to a lesser extent through organic expansion projects. Since its predecessor’s inception in November 1996 through September 30, 2009, Inergy has acquired 84 companies for an aggregate purchase price of approximately $1.8 billion, including working capital, assumed liabilities and acquisition costs. The acquisitions include the assets of three propane companies acquired during fiscal 2009 for an aggregate purchase price, net of cash acquired, of $11.8 million.

The following chart sets forth information about each business Inergy acquired during the fiscal year ended September 30, 2009, and through the date of this filing:

Acquisition Date	Company	Location
October 2008	Blu-Gas group of companies	Denver, NC
April 2009	Newton’s Gas Service, Inc.	Colchester, VT
June 2009	F.G. White Company, Inc.	Waitsfield, VT

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

In addition to competing with alternative energy sources, Inergy competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service, multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Inergy believes that the 10 largest retailers account for 37% of the total retail sales of propane in the United States and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Inergy’s customer service centers compete with several marketers or distributors. Each customer service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. Inergy’s typical customer service center generally has an effective marketing radius of approximately 25 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

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

The propane distribution industry is characterized by a large number of relatively small, independently owned and locally operated distributors. Each year, a number of these local distributors have sought to sell their business for reasons that include, among others, retirement and estate planning. In addition, the propane industry faces increasing environmental regulations and escalating capital requirements needed to acquire advanced, customer-oriented technologies. Primarily as a result of these factors, the industry is undergoing consolidation and Inergy, as well as other national and regional distributors, have been active consolidators in the propane market. In recent years, an active, competitive market has existed for the acquisition of propane assets and businesses. Inergy expects this acquisition market to continue for the foreseeable future.

The wholesale propane business is highly competitive. Inergy’s competitors in the wholesale business include producers and independent regional wholesalers. Inergy believes that its wholesale supply and distribution business provides it with a stronger regional presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions.

Midstream

Inergy owns, as part of its midstream operations, a high-performance, multi-cycle natural gas storage facility (Stagecoach) in New York that it acquired in August 2005. Inergy also owns an NGL business in California, which includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations. Inergy also owns a 1.7 million barrel salt cavern liquefied petroleum gas storage facility near Bath, New York. In October 2007, Inergy acquired a controlling interest in Steuben Gas Storage Company (“Steuben”), which owns a 6.2 bcf natural gas storage facility located in Steuben County, New York. In August 2008, Inergy acquired US Salt, an industry leading solution mining and salt production company located in Schuyler County, New York. The solution mining process used by US Salt creates salt caverns that can be developed into usable natural gas storage and LPG storage capacity. In November 2009, Inergy completed its development of Thomas Corners, a 7 bcf natural gas storage facility located in Steuben County, New York. Inergy believes these businesses complement its existing propane operations and provide it with added long-term strategic benefits.

Natural Gas Storage Business

According to the Energy Information Administration’s consumption data, natural gas supplies approximately 25% of U.S. energy. In recent years, the market for natural gas has experienced increasingly volatile prices, due in part to the following factors:

•	weather-related demand shifts;

•	infrastructure constraints;

•	trading impacts on short-term energy markets; and

•	supply, demand and other factors affecting alternative fuels.

Underground natural gas storage facilities are a critical component of the North American natural gas transmission and distribution system. They provide an essential reliability cushion against unexpected disruptions in supply, transportation or markets and allow for the warehousing of gas to meet expected seasonal and daily variability in demand. According to the Energy Information Administration, U.S. natural gas consumption is expected to grow at a compound annual growth rate of 1.0% through 2020.

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

Although there are significant barriers to entry within the natural gas storage industry, competition is robust. Competition for natural gas storage is primarily based on location, connectivity, and the ability to deliver natural gas in a timely and reliable manner. Inergy’s natural gas storage facilities compete with other means of natural gas storage, including other depleted reservoir facilities, salt cavern storage facilities, and liquefied natural gas and pipelines.

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

NGL Business

In general, natural gas produced at the wellhead contains, along with methane, various NGLs. This raw natural gas is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Inergy’s natural gas processing operation, located near Bakersfield, CA, separates, for the most part, the NGLs from the methane and delivers the methane to the local natural gas pipelines. The NGLs are retained for further processing within Inergy’s fractionation facility.

NGL fractionation facilities separate mixed NGL streams into discrete NGL products: propane, normal butane, isobutane and pentanes (sometimes referred to as natural gasoline). The three primary sources of mixed NGLs fractionated in the United States are (i) domestic natural gas processing plants, (ii) domestic crude oil refineries, and (iii) imports of butane and propane mixtures. The mixed NGLs delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facility are typically transported by NGL pipelines, railcar and NGL transport truck.

Other businesses within Inergy’s NGL operation are butane isomerization and refrigerated storage. Inergy’s recently constructed isomerization facility chemically changes normal butane to isobutane, which Inergy provides to area refineries for motor fuel blending.

The purity NGL products (propane, normal butane, isobutane and natural gasoline) are typically used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Propane is used both as a petrochemical feedstock in the production of propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Some more common uses of isobutane are blendstock in motor gasoline to enhance the octane content and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline, denaturant for ethanol and dilute for heavy crude oil.

Inergy’s NGL business encounters competition from fully integrated oil companies, and independent NGL market participants. Each of Inergy’s competitors has varying levels of financial and personnel resources, and competition generally revolves around price, service and location. The majority of Inergy’s NGL processing and fractionation activities are processing mixed NGL streams for third-party customers and to support its NGL marketing activities under contractual and fee-based arrangements. These fees (typically in cents per gallon) are subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs. Inergy’s integrated midstream energy asset system affords it flexibility in meeting customers’ needs. While many companies participate in the natural gas processing business, few have a presence in significant downstream activities such as NGL fractionation and transportation and NGL marketing as Inergy does. Inergy’s competitive position and presence in these downstream businesses allows it to extract incremental value while offering customers enhanced services, including comprehensive service packages.

Salt Mining

According to the Salt Institute, a North American based non-profit salt industry trade association, more than 250 million metric tons of salt were produced in the world in 2007. China is the single largest producer of salt, with 59.8 million metric tons, followed by the United States, with 44.5 million metric tons. Salt is generally categorized into four types based upon the method of production: evaporated salt, solar salt, rock salt, and salt in brine. Dry salt is produced through the following methods: solution mining and mechanical evaporation, solar evaporation, or deep-shaft mining. The US Salt facility, located in Schuyler County, New York, produces salt using solution mining and mechanical evaporation. The facility produces and sells over 300,000 tons of salt each year.

In solution mining, wells are drilled into salt beds or domes and then water is injected into the formation and circulated to dissolve the salt. The salt solution, or brine, is then pumped out and taken to a plant for evaporation. At the plant, the brine is treated to remove minerals and pumped into vacuum pans, sealed containers in which the brine is boiled and then evaporated until the salt is left behind. Then it is dried and refined. Depending on the type of salt to be produced, iodine and an anti-clumping agent may be added to the salt. Most food grade table salt is produced in this manner.

After the salt is removed from a solution-mined salt deposit, the empty cavern can be used to store other substances, like natural gas, LPG or compressed air.

The US Salt facility has existing cavern space that Inergy is currently developing into a 5 million barrel LPG storage facility that it expects to place into service in the spring of 2010. There is also existing cavern space that Inergy intends to convert to approximately 10 bcf of natural gas storage. With each new brine well that Inergy drills, it creates additional potential storage capacity.

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

Competitive Strengths

Inergy intends to pursue this objective by capitalizing on what it believes are its competitive strengths as follows:

Proven Acquisition Expertise

Since Inergy’s predecessor’s inception and through September 30, 2009, Inergy has acquired and successfully integrated 84 companies—78 propane companies and 6 midstream businesses. Inergy’s executive officers and key employees, who together average more than 15 years experience in the propane and midstream energy-related industries, have developed business relationships with retail propane owners and businesses as well as midstream industry participants throughout the United States. These significant industry contacts have enabled Inergy to negotiate most of its acquisitions on an exclusive basis. Inergy believes that this acquisition expertise should allow it to continue to grow through strategic and accretive acquisitions. Inergy’s acquisition program will continue to seek:

•	businesses that generate distributable cash flow that is accretive to Inergy common unitholders on a per unit basis;

•	propane and midstream businesses in attractive market areas;

•	propane businesses with established names and reputations for customer service and reliability;

•	propane businesses with high concentration of propane sales to residential customers;

•	midstream businesses that generate predictable, stable fee-based cash flow streams;

•	midstream businesses with organic expansion opportunities or strategic regional enhancement; and

•	retention of key employees in acquired businesses.

Management Experience

Inergy’s senior management team has extensive experience in the propane and midstream energy industry. Inergy’s management team has a proven track record of enhancing the value of the partnership, through the acquisition, integration and optimization of the businesses Inergy owns and operates.

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

As discussed in Item 1, Inergy now has a $450 million general partnership revolving credit facility for acquisitions, capital expenditures and general partnership purposes and a $75 million revolving working capital facility.

Propane Business Strengths

Focus on High Percentage of Retail Sales to Residential Customers

Inergy’s retail propane operations concentrate on sales to residential customers. Residential customers tend to generate higher margins and are generally more stable purchasers than other customers. For the fiscal year ended September 30, 2009, sales to residential customers represented approximately 70% of Inergy’s retail propane gallons sold. Although overall demand for propane is affected by weather and other factors, Inergy believes that residential propane consumption is not materially affected by general economic conditions because most residential customers consider home space heating to be an essential purchase. In addition, Inergy owns nearly 90% of the propane tanks located at its customers’ homes. In many states, fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. These regulations, which require customers to switch propane tanks when they switch suppliers, help enhance the stability of Inergy’s customer base because of the inconvenience and costs involved with switching tanks and suppliers.

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

Comprehensive Propane Logistics and Distribution Business

One of Inergy’s distinguishing strengths is its propane procurement and distribution expertise and capabilities. For the fiscal year ended September 30, 2009, Inergy delivered 380.6 million gallons of propane on a wholesale basis to its various customers. These operations are significantly larger on a relative basis than the wholesale operations of most publicly-traded propane businesses. Inergy also provides transportation services to these distributors through its fleet of transport vehicles, and price risk management services to its customers through a variety of financial and other instruments. The presence of Inergy’s trucks serving its wholesale customers allows Inergy to take advantage of various pricing and distribution inefficiencies that exist in the market from time to time. Inergy believes its wholesale business enables it to obtain valuable market intelligence and awareness of potential acquisition opportunities. Because Inergy sells on a wholesale basis to many residential and commercial retailers, Inergy has an ongoing relationship with a large number of businesses that may be attractive acquisition opportunities for it. Inergy believes that it will have an adequate supply of propane to support its growing retail operations at prices that are generally available only to large wholesale purchasers. This purchasing scale and resulting expertise also helps Inergy avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Midstream Business Strengths

Strategically Located Assets

Inergy’s assets are situated close to or within demand based market areas, which positions Inergy well to leverage the services it offers to its customers relative to its competitors. Inergy owns and operates natural gas storage operations approximately 200 miles northwest of New York City. These assets are among the closest natural gas storage facilities to the New York City market and have the capability of delivering gas to this market as well as other Northeast and Mid-Atlantic market centers. Inergy also owns and operates US Salt, a salt production company located in Schuyler County, New York, between the Stagecoach and Steuben natural gas storage facilities, which Inergy believes may add additional gas storage capacity to its operations in the Northeast. Inergy also owns and operates an NGL operation near Bakersfield, California, strategically situated between the major refining centers of Los Angeles and San Francisco. Inergy believes there are opportunities to further leverage its geographic location, expand its current asset base and to enhance the platform of services it offers to its customers that will further enhance the value and profitability of these assets.

Ability to Leverage Industry Relationships

Inergy’s management team has extensive industry relationships and they have been successful in leveraging these relationships with both new and existing customers of the midstream operations into profitable opportunities to further grow Inergy’s operations.

Stable Cash Flows

Inergy’s midstream operations consist predominantly of fee-based services that generate stable cash flows. The Stagecoach operations are 100% fee-based with a weighted average contract maturity which extends to September 2014. Steuben and Bath operations are also 100% fee-based with contracted maturities extending out several years. These contracts are with investment-grade rated customers such as large east coast utilities and major gas marketing firms. In addition, Inergy’s West Coast NGL operations include fee-based services and have relatively little exposure to fluctuations in commodity prices. Inergy believes that this further adds to its stable cash flow and enhances its access to the capital markets.

Operations

Inergy’s operations reflect two reportable segments: propane operations and midstream operations.

Propane Operations

Retail Propane

Customer Service Centers

At October 30, 2009, Inergy distributes propane to approximately 700,000 retail customers from 312 customer service centers in 28 states. Inergy markets propane primarily in rural areas, but also has a significant number of customers in suburban areas where energy alternatives to propane such as natural gas are generally not available. Inergy markets its propane primarily in the eastern half of the United States through its customer service centers using multiple regional brand names. The following table shows Inergy’s customer service centers by state:

State	Number of Customer Service Centers
Alabama	40
Arkansas	2
Connecticut	4
Florida	20
Georgia	4
Illinois	4
Indiana	25
Kentucky	2
Maine	4
Maryland	6
Massachusetts	6
Michigan	31
Mississippi	29
New Hampshire	3
New Jersey	3
New York	11
North Carolina	11
Ohio	26
Oklahoma	3
Pennsylvania	14
Rhode Island	1
South Carolina	3
Tennessee	9
Texas	27
Vermont	10
Virginia	4
West Virginia	2
Wisconsin	8

Total	312

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

Customer Deliveries

Retail deliveries of propane are usually made to customers by means of Inergy’s fleet of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons, into a stationary storage tank at the customer’s premises. The capacity of these tanks ranges from 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and 500 to 1,000 gallons in colder climates. Inergy also delivers propane to retail customers in portable cylinders, which typically have a capacity of five to thirty-five gallons. These cylinders typically are picked up by Inergy and replenished at its distribution locations, then returned to the retail customer. To a limited extent, Inergy also delivers propane to certain customers in larger trucks known as transports, which have an average capacity of 10,000 gallons. These customers include industrial customers, large-scale heating accounts and large agricultural accounts.

During the fiscal year ended September 30, 2009, Inergy delivered approximately 45% of its propane volume to retail customers and 55% to wholesale customers. Inergy’s retail volume sold to residential, industrial and commercial, and agricultural customers were as follows:

•	70% to residential customers;

•	23% to industrial and commercial customers; and

•	7% to agricultural customers.

No single retail customer accounted for more than 1% of Inergy’s revenue during the fiscal year ended September 30, 2009.

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

Seasonality

The retail propane business is seasonal with weather conditions significantly affecting demand for propane. Inergy believes that the geographic diversity of its areas of operations helps to minimize its exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, Inergy believes its residential and commercial business to be relatively stable due to the following characteristics:

•

residential and commercial demand for propane has not been significantly affected by general economic conditions due to the largely non-discretionary nature of most propane purchases by Inergy’s customers;

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

Transportation Assets and Truck Maintenance

Inergy’s transportation assets are operated by L&L Transportation, LLC, a wholly owned subsidiary of Inergy Propane, LLC. The transportation of propane requires specialized equipment. Propane trucks carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2009, Inergy owned a fleet of 191 tractors, 571 transports, 1,330 bobtail and rack trucks and 884 other service vehicles. In addition to supporting its retail and wholesale propane operations, Inergy’s fleet is also used to deliver butane and ammonia for third parties and to distribute natural gasoline for various processors and refiners.

Inergy owns truck maintenance facilities located in Indiana, Ohio and Mississippi. Inergy also has a trucking operation located in California as part of its NGL business. Inergy believes that its ability to build and maintain the trucks it uses in its propane operations significantly reduces the costs Inergy would otherwise incur with third parties in purchasing and maintaining its fleet of trucks.

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

Wholesale Supply, Marketing and Distribution Operations

Inergy currently provides wholesale supply, marketing and distribution services to independent dealers, multi-state marketers, petrochemical companies, refinery and gas processors and a number of other NGL marketing and distribution companies, primarily in the Midwest and Southeast. While its wholesale supply, marketing and distribution operations accounted for 25% of total revenue, this business represented 4% of Inergy’s gross profit during the fiscal year ended September 30, 2009.

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

Supply

Inergy obtains a substantial majority of its propane from domestic suppliers, with its remaining propane requirements provided by Canadian suppliers. During the fiscal year ended September 30, 2009, a majority of Inergy’s sales volume was purchased pursuant to contracts that have a term of one year or less; the balance of Inergy’s sales volume was purchased on the spot market. The percentage of Inergy’s contract purchases varies from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines.

Two suppliers, BP Amoco Corp. (12%) and Sunoco, Inc. (11%), accounted for 23% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

Propane generally is transported from refineries, pipeline terminals, storage facilities and marine terminals to Inergy’s approximate 650 bulk storage tank facilities. Inergy accomplishes this by using its transports and contracting with common carriers, owner-operators and railroad tank cars. Inergy’s customer service centers and satellite locations typically have one or more 12,000 to 30,000 gallon storage tanks, which are generally adequate to meet customer usage requirements for seven days during normal winter demand. Additionally, Inergy leases underground storage facilities from third parties under annual lease agreements.

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

Midstream Operations

Natural Gas Storage Operations

Stagecoach was acquired on August 9, 2005 and is a high performance, multi-cycle natural gas storage facility with 26.25 bcf of working storage capacity of natural gas, maximum withdrawal capability of 500 MMcf/day, and maximum injection capability of 250 MMcf/day. Located approximately 150 miles northwest of New York City, the Stagecoach facility is currently connected to Tennessee Gas Pipeline Company’s 300 Line and the Millennium Pipeline and is a significant participant in the northeast United States natural gas distribution system. The Stagecoach facility is 100% contracted with predominantly investment-grade rated customers such as large east coast utility companies and major gas marketing firms.

ASC was acquired in October 2007 and is the majority owner and operator of Steuben, which owns a natural gas storage facility located in Steuben County, New York, with 6.2 bcf of working gas capacity, maximum withdrawal capability of 60 MMcf/day and maximum injection capability of 30 MMcf/day. The facility was developed and placed in commercial service in 1991. The storage capacity at Steuben is fully contracted under long-term agreements with investment-grade rated customers. Located approximately 30 miles northwest of Corning, New York, the Steuben facility is currently connected to Dominion Gas Transmission’s Woodhull line and is a critical component of the northeast United States natural gas market.

Thomas Corners, a 7 bcf (working) natural gas storage facility located in Steuben County, New York, was placed into service in November 2009. Beginning in April 2010, the storage capacity at Thomas Corners will be fully contracted under long-term agreements with investment-grade rated customers. Inergy expects Thomas Corners to generate revenue from interruptible storage contracts during the period November 2009 through March 2010. This facility has maximum withdrawal and injection capabilities of 140 MMcf/day and 70 MMcf/day, respectively. Thomas Corners is connected with the Tennessee Gas Pipeline Company’s Line 400 and Columbia Gas Transmission’s A-5 line (which was acquired by the Millennium Pipeline and as such the Thomas Corners facility is also connected with the Millennium Pipeline).

LPG Storage Operations

Inergy’s Bath LPG Storage Facility, acquired in October 2006, is a 1.7 million barrel salt cavern storage facility located near Bath, New York, approximately 210 miles northwest of New York City and approximately 60 miles from Inergy’s Stagecoach facility. The facility is supported by both rail and truck terminals capable of loading and unloading 20-23 rail cars per day and 17 truck transports per day. The facility is currently fully contracted under long-term agreements for butane and propane storage.

NGL Operations

Inergy’s NGL business, acquired in 2003, is located near Bakersfield, California. The facility includes a 25.0 MMcf/day natural gas processing plant, a 12,000 bpd NGL fractionation plant, an 8,000 bpd butane isomerization plant, NGL rail and truck terminals, a 24.0 million gallon NGL storage facility and NGL transportation/marketing operations.

Salt Operations

Inergy’s US Salt facility, acquired in August 2008, is located in Schuyler County, New York, and produces salt using solution mining and mechanical evaporation. The facility is strategically located between Inergy’s Stagecoach and Steuben facilities. The facility produces and sells over 300,000 tons of salt each year. The US Salt facility has existing cavern space that Inergy is currently developing into a 5 million barrel LPG storage facility that it expects to place into service in the spring of 2010. There is also existing cavern space that Inergy intends to convert to approximately 10 bcf of natural gas storage. With each new brine well that Inergy drills, it creates additional potential storage capacity.

For more information on Inergy’s reportable business segments, see Note 15 to the consolidated financial statements.

Employees

We have no employees except through our ownership and control of certain subsidiaries. As of October 30, 2009, Inergy had 2,822 full-time employees and 88 part-time employees. Of the 2,910 employees, 125 were general and administrative and 2,785 were operational. Of the operational employees, 230 were members of labor unions. Inergy believes that its relationship with its employees is satisfactory.

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

Inergy’s midstream operations are subject to federal, state and local regulatory authorities. Specifically, the Stagecoach, Steuben and Thomas Corners natural gas storage facilities are subject to the regulation of the Federal Energy Regulatory Commission (“FERC”).

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate gas transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities and various other matters. Natural gas companies may not charge rates that, upon review by FERC, are found to be unjust, unreasonable, or unduly discriminatory. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for such services are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), the owner of the Stagecoach facility, the FERC-approved tariff of Steuben Gas Storage Company, the owner of the Steuben facility and the FERC-approved tariff of ASC, the owner of the Thomas Corners facility. Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such proposed increases may ultimately be rejected by FERC. CNYOG and ASC currently hold authority from FERC to charge and collect market-based rates for services provided at the Stagecoach facility and Thomas Corners facility, respectively. Steuben Gas Storage Company currently holds authority from FERC to charge and collect cost of service rates at the Steuben facility. There can be no guarantee that CNYOG and ASC will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach and Thomas Corners facilities’ operating lives. Any successful complaint or protest against rates charged for CNYOG’s or ASC’s storage and related services, or CNYOG’s or ASC’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues.

In addition, CNYOG’s or ASC’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity, if Inergy or one of its affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link Inergy’s facilities to the market area or if Inergy or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

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

In August, 2005, Congress enacted legislation that, among other matters, amends the NGA to make it unlawful for “any entity” to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services, including storage services such as those provided by the Stagecoach facility, subject to FERC regulation, in contravention of rules prescribed by FERC. On January 20, 2006, FERC issued rules implementing this provision. The rules make it unlawful for any entity, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of FERC-regulated transportation services, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any entity. The new legislation also amends the NGA to give FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gas processing, or gathering, but does apply to activities of interstate gas pipelines and storage providers, as well as otherwise non-jurisdictional entities, such as gas processors, to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects an expansion of FERC’s NGA enforcement authority.

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

The amount of cash that Inergy can distribute to its partners each quarter, including us, principally depends upon the amount of cash Inergy generates from its operations, which amounts of cash will fluctuate from quarter to quarter based on, among other things:

•	the weather in Inergy’s operating areas;

•	the cost to Inergy of the propane it buys for resale;

•	the level of competition from other propane companies, natural gas storage providers, natural gas processors and other energy providers; and

•	the prevailing economic conditions.

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

We hold incentive distribution rights in Inergy that entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter. A substantial portion of the cash flows we receive from Inergy is provided by these incentive distributions. There may be instances in which the amount of cash we receive from the incentive distributions could limit Inergy’s growth through acquisitions or expansions. This is because a potential acquisition or expansion might not be accretive to Inergy’s unitholders as a result of the significant portion of the cash flows attributable to such acquisition or expansion which would be paid as incentive distributions to us. By limiting the level of incentive distributions in connection with a particular acquisition, expansion or issuance of units of Inergy, the cash flows associated with that acquisition or expansion could be accretive to Inergy’s unitholders as well as substantially beneficial to us. Accordingly, in order to facilitate acquisitions and expansions by Inergy, the managing general partner of Inergy may elect to limit the incentive distributions we are entitled to receive in all instances or with respect to a particular acquisition, expansion or unit issuance contemplated by Inergy. In doing so, the board of directors of the managing general partner of Inergy would be required to consider both its fiduciary obligations to investors in Inergy as well as to us as its sole member. Our partnership agreement specifically permits our general partner to authorize the managing general partner of Inergy to limit or modify the incentive distribution rights held by us without approval by our unitholders, if our general partner determines that such limitation or modification does not adversely affect our limited partners in any material respect. If distributions on the incentive distribution rights were reduced for the benefit of the Inergy common units, the total amount of cash distributions we would receive from Inergy, and therefore the amount of cash distributions we could pay to our unitholders, would be reduced.

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

Furthermore, a decrease in the amount of distributions by Inergy to less than $0.45 per common unit per quarter would reduce our percentage of the incremental cash distributions above $0.375 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from Inergy would have the effect of disproportionately reducing the amount of all distributions that we receive from Inergy based on our ownership interest in the incentive distribution rights in Inergy as compared to cash distributions we receive from Inergy on our approximate 0.8% general partner interest in Inergy and our Inergy common units.

The amount of cash distributions from Inergy that we will be able to distribute to unitholders will be reduced by general and administrative expenses and debt service, and reserves that our general partner believes prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our unitholders, we must first pay or reserve funds for our expenses, including debt service. We may also establish reserves for future distributions during periods of limited cash flows. In addition, we may reserve funds to meet the right of our wholly owned subsidiary, Inergy Partners, LLC, to maintain its approximate 0.8% general partner interest in Inergy by making a capital contribution to Inergy when Inergy issues additional Inergy common units.

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

Due to increased competition from alternative energy sources the propane industry is not a growth industry. In addition, as a result of long-standing customer relationships that are typical in the retail home propane industry, the inconvenience of switching tanks and suppliers and propane’s higher cost as compared to other energy sources, Inergy may have difficulty in increasing its retail customer base other than through acquisitions. Therefore, while Inergy’s operating objectives include promoting internal growth, its ability to grow will depend principally on acquisitions. Inergy’s future financial performance depends on its ability to continue to make acquisitions at attractive prices. We cannot assure our unitholders that Inergy will be able to continue to identify attractive acquisition candidates in the future or that it will be able to acquire businesses on economically acceptable terms. In particular, competition for acquisitions in the propane business has intensified and become more costly. Inergy may not be able to grow as rapidly as it expects through its acquisition of additional businesses for various reasons, including the following:

•

Inergy will use its cash from operations primarily to service its debt and for distributions to unitholders and reinvestment in its business. Consequently, the extent to which Inergy is unable to use cash or access capital to pay for additional acquisitions may limit its growth and impair its operating results. Further, Inergy is subject to certain debt incurrence covenants under its bank credit agreement and the indentures that govern its senior notes that may restrict its ability to incur additional debt to finance acquisitions.

•	Although Inergy intends to use its own securities as acquisition currency, some prospective sellers may not be willing to accept its securities as consideration.

•	Inergy will use cash for capital expenditures related to expansion projects, which will reduce its cash available to pay for additional acquisitions.

Moreover, acquisitions involve potential risks, including:

•	Inergy’s inability to integrate the operations of recently acquired businesses;

•	the diversion of management’s attention from other business concerns;

•	customer or key employee loss from the acquired businesses; and

•	a significant increase in Inergy’s indebtedness.

Inergy’s growth strategy includes acquiring entities with lines of business that are distinct and separate from its existing operations which could subject Inergy to additional business and operating risks.

Consistent with Inergy’s announced growth strategy and its acquisition of the US Salt facility and related assets, Inergy may acquire assets that have operations in new and distinct lines of business from its existing operations. Integration of new business segments is a complex, costly and time-consuming process and may involve assets in which Inergy has limited operating experience. Failure to timely and successfully integrate acquired entities’ new lines of business with Inergy’s existing operations may have a material adverse effect on its business, financial condition or results of operations. The difficulties of integrating new business segments with existing operations include, among other things:

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

As of September 30, 2009, Inergy had $1.1 billion of total outstanding indebtedness. Inergy’s leverage, various limitations in its credit facility, other restrictions governing its indebtedness and the indentures governing Inergy’s senior notes may reduce its ability to incur additional indebtedness, to engage in some transactions and to capitalize on acquisition or other business opportunities.

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

A change of control could result in Inergy facing substantial repayment obligations under its credit facility and its senior notes.

Inergy’s bank credit agreement and the indentures governing its senior notes contain provisions relating to change of control of Inergy’s managing general partner, the partnership, and Inergy’s operating company. If these provisions are triggered, Inergy’s outstanding bank indebtedness may become due. In such an event, there is no assurance that Inergy would be able to pay the indebtedness, in which case the lenders under Inergy’s credit facility would have the right to foreclose on Inergy’s assets, which would have a material adverse effect on Inergy. There is no restriction on the ability of Inergy’s general partners to enter into a transaction which would trigger the change of control provisions.

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

Climate change legislation, regulatory initiatives and litigation may adversely affect Inergy’s operations.

On April 17, 2009, the EPA issued a notice of its proposed finding and determination that emissions of carbon dioxide, methane and other “greenhouse gases” presented an endangerment to human health and the environment because emissions of such gases are, according to EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Once finalized, EPA’s finding and determination would allow the agency to begin regulating emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, EPA proposed two sets of regulations in anticipation of finalizing its findings and determination, one rule to reduce emissions of greenhouse gases from motor vehicles and the other to control emissions of greenhouse gases from stationary sources. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to adopt and impose regulations limiting emissions of greenhouse gases from stationary sources. Any limitation on emissions of greenhouse gases from Inergy’s equipment and operations could require it to incur costs to reduce emissions of greenhouse gases associated with its operations.

Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of “greenhouse gases” including carbon dioxide and methane that may contribute to warming of the Earth’s atmosphere and other climatic changes. ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80% reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions, including producers of NGLs (i.e., natural gas fractionators), local distribution companies and certain industrial facilities, so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require Inergy to incur increased operating costs and could adversely affect demand for the natural gas and NGL products and services Inergy provides.

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

Inergy has competitors and potential competitors who are larger and have substantially greater financial resources than it does. Also, because of relatively low barriers to entry into the retail propane business, numerous small retail propane distributors, as well as companies not engaged in retail propane distribution, may enter Inergy’s markets and compete with it. Most of Inergy’s propane retail branch locations compete with several marketers or distributors. The principal factors influencing competition with other retail marketers are:

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

Most of Inergy’s total volume purchases are made under supply contracts that have a term of one year, are subject to annual renewal, and provide various pricing formulas. Two of Inergy’s suppliers, BP Amoco Corp. (12%) and Sunoco, Inc. (11%), accounted for 23% of propane purchases during the fiscal year ended September 30, 2009. In the event that Inergy is unable to purchase propane from its significant suppliers, Inergy’s failure to obtain alternate sources of supply at competitive prices and on a timely basis may hurt its ability to satisfy customer demand, reduce its revenues and adversely affect its results of operations.

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

Under the Natural Gas Act of 1938 (“NGA”), FERC has authority to regulate Inergy’s natural gas facilities that provide natural gas transportation services in interstate commerce, including storage services. FERC’s authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, relationships with affiliated entities, and various other matters. Natural gas companies may not charge rates that, upon review by FERC, are found to be unjust and unreasonable or unduly discriminatory. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline transportation rates or terms and conditions of service. The rates and terms and conditions for interstate services provided by the Steuben facility are found in the FERC-approved tariff of Steuben Gas Storage Company. The rates and terms and conditions for interstate services provided by Stagecoach are found in the FERC-approved tariff of Central New York Oil and Gas Company, LLC (“CNYOG”), Inergy’s subsidiary and owner of the Stagecoach facility. The rates and terms and conditions for interstate services provided by the Thomas Corners facility are found in the FERC-approved tariff of Arlington Storage Company, LLC (“ASC”), Inergy’s subsidiary and owner of the Thomas Corners facility.

Pursuant to the NGA, existing interstate transportation and storage rates may be challenged by complaint and are subject to prospective change by FERC. Additionally, rate increases proposed by the regulated pipeline or storage provider may be challenged by protest and such increases may ultimately be rejected by FERC. CNYOG and ASC currently hold authority from FERC to charge and collect market-based rates for services provided at the Stagecoach facility and the Thomas Corners facility, respectively. There can be no guarantee that CNYOG and ASC will be allowed to continue to operate under such a rate structure for the remainder of the Stagecoach and Thomas Corners facilities’ operating lives. Any successful complaint or protest against rates charged for CNYOG’s and ASC’s storage and related services, or CNYOG’s or ASC’s loss of market-based rate authority, could have an adverse impact on Inergy’s revenues

In addition, CNYOG or ASC’s market-based rate authority would be subject to further review if it acquires transportation facilities or additional storage capacity, if Inergy or one of its affiliates provides storage or transportation services in the same market area or acquires an interest in another storage field that can link Inergy’s facilities to the market area or if Inergy or one of its affiliates acquire an interest in or is acquired by an interstate pipeline.

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

Inergy’s Stagecoach natural gas storage business depends on Tennessee Gas Pipeline Company’s 300-Line and the Millennium Pipeline, currently the only pipelines to which it is interconnected, the Steuben natural gas storage facility depends on the Dominion Transmission System and the Thomas Corners natural gas storage facility depends on Tennessee Gas Pipeline Company’s 400-Line and the Millennium Pipeline. These pipelines are owned by parties not affiliated with Inergy. Any interruption of service on the pipeline or lateral connections or adverse change in the terms and conditions of service could have a material adverse effect on Inergy’s ability, and the ability of Inergy’s customers, to transport natural gas to and from Inergy’s facilities and have a corresponding material adverse effect on Inergy’s storage revenues. In addition, the rates charged by the interconnected pipelines for transportation to and from Inergy’s facilities affect the utilization and value of our storage services. Significant changes in the rates charged by these pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on Inergy’s storage revenues.

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

One of the ways Inergy may grow its business is through the expansion of its existing assets, such as the Thomas Corners development, the West Coast expansion project and the Watkins Glenn LPG storage facility. The construction of additional storage facilities or new pipeline interconnects involves numerous regulatory, environmental, political and legal uncertainties beyond Inergy’s control and may require the expenditure of significant amounts of capital. If Inergy undertakes these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, Inergy’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if Inergy builds a new midstream asset, the construction will occur over an extended period of time, and Inergy will not receive material increases in revenues until after the project is placed in service. Moreover, Inergy may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve Inergy’s expected investment return, which could adversely affect Inergy’s results of operations and financial condition.

Inergy may not be able to retain existing customers or acquire new customers, which would reduce Inergy’s revenues and limit our future profitability.

The renewal or replacement of existing contracts with Inergy’s customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond Inergy’s control, including competition from other pipelines and storage providers, and the price of, and demand for, natural gas in the markets Inergy serves. The inability to renew or replace its current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on Inergy’s profitability.

The fees charged by Inergy to third parties under transmission, transportation and storage agreements may not escalate sufficiently to cover increases in costs and the agreements may not be renewed or may be suspended in some circumstances.

Inergy’s costs may increase at a rate greater than the rate that the fees Inergy charges to third parties increase pursuant to our contracts with them. Furthermore, third parties may not renew their contracts with Inergy. Additionally, some third parties’ obligations under their agreements with Inergy may be permanently or temporarily reduced upon the occurrence of certain events, some of which are beyond Inergy’s control, including force majeure events wherein the supply of either natural gas are curtailed or cut off. Force majeure events include (but are not limited to) revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of Inergy’s equipment or facilities or those of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with Inergy or if any third party suspends or terminates its contracts with Inergy, Inergy’s financial results would be negatively impacted.

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

We own 4,706,689 Inergy common units, the majority of which are unregistered and restricted securities, within the meaning of Rule 144 under the Securities Act of 1933. We therefore face restrictions on the volume of Inergy common units we can sell in any three-month period. In addition, our investment in Inergy’s general partners and our ability to sell such interests is limited because there is no market for them.

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

The president and chief executive officer of both our general partner and Inergy’s managing general partner owns an economic interest of 57.03% in our general partner and has voting control of our general partner. He therefore controls our general partner and through it, the managing general partner of Inergy and may be able to influence unitholder votes. Control over these entities gives our president and chief executive officer substantial control over our and Inergy’s business and operations.

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

We currently manage Inergy through Inergy GP, LLC, Inergy’s managing general partner and our wholly owned subsidiary. Inergy’s partnership agreement, however, gives unitholders of Inergy the right to remove the managing general partner of Inergy upon the affirmative vote of holders of 66 2/3% of Inergy’s outstanding units. If Inergy GP, LLC were removed as managing general partner of Inergy, Inergy Partners, LLC, Inergy’s non-managing general partner and our wholly owned subsidiary, would receive cash or common units in exchange for its approximate 0.8% general partner interest and Inergy GP, LLC would lose its ability to manage Inergy. While the common units or cash we would receive are intended under the terms of Inergy’s partnership agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest had we retained it.

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

We may issue an unlimited number of limited partner interests without the consent of our unitholders, which will dilute a unitholders ownership interest in us and may increase the risk that we will not have sufficient available cash to maintain or increase our per unit distribution level .

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

Our general partner owns a non-economic general partner interest in us and certain named executive officers and directors of our general partner and certain named executive officers and directors of the managing general partner of Inergy own an approximate 46.00% limited partner interest in us. In addition, certain officers of our general partner and certain officers and directors of the managing general partner of Inergy own approximately 65.79% of our general partner.

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

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. These positions may result in an understatement of deductions and an overstatement of income to our unitholders. For example, we do not amortize certain goodwill assets, the value of which has been attributed to certain of our outstanding units. A subsequent holder of those units may be entitled to an amortization deduction attributable to that goodwill under Internal Revenue Code Section 743(b). But, because we cannot identify these units once they are traded by the initial holder, we do not allocate any subsequent holder of a unit any such amortization deduction. This approach may understate deductions available to those unitholders who own those units and may result in those unitholders believing that they have a higher tax basis in their units than would be the case if the IRS strictly applied certain Treasury Regulations. This, in turn, may result in those unitholders reporting less gain or more loss on a sale of their units than would be the case if the IRS strictly applied certain Treasury Regulations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own or lease any properties. However, as of October 30, 2009, Inergy owned 204 of its 312 retail propane customer service centers and leased the remaining centers. For more information concerning the location of Inergy’s customer service centers, see “Retail Propane” under Item 1. Inergy leases its Kansas City, Missouri headquarters. Inergy leases underground storage facilities with an aggregate capacity of 19.4 million gallons of propane at nine locations under annual lease agreements. In addition, Inergy owns two underground storage facilities with an aggregate capacity of 23.4 million gallons of propane and butane. Inergy also leases capacity in several pipelines pursuant to annual lease agreements.

Tank ownership and control at customer locations are important components to Inergy’s retail propane operations and customer retention. As of September 30, 2009, Inergy owned the following:

•	1,250 bulk storage tanks at approximately 650 locations with typical capacities of 12,000 to 30,000 gallons;

•	600,000 stationary customer storage tanks with typical capacities of 100 to 1,200 gallons; and

•	170,000 portable propane cylinders with typical capacities of up to 35 gallons.

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

On September 26, 2008, Inergy executed a Consent Agreement and Final Order (“CAFO”) that was filed by the United States Environmental Protection Agency, Region 1 (New England Region), in November 2008. The CAFO relates to violations of the Clean Water Act and the Oil Pollution Prevention regulations (i.e., the Spill Prevention Control and Countermeasure requirements for bulk oil storage facilities). Specifically, the CAFO relates to four facilities in New Hampshire (two of which Inergy no longer operates). Although there were no significant releases or actual environmental damages alleged by EPA, a standard civil penalty of $157,500 was assessed for the various non-compliance issues at the facilities. Compliance strategies, including revised SPCC Plans, replacement and locking of valves, installation of fencing, lighting and upgraded alarms and secondary containment, have been developed and are being implemented. The initial compliance deadline was July 1, 2009. While some of the facilities were brought into full compliance by that date, other facilities required additional time due to various issues ranging from the unavailability of certain uniquely qualified media-specific contractors to difficulty negotiating with the facility owner to improve the facility, and in some situations Inergy made the decision to terminate operations at a specific facility. Upon receipt of Inergy’s request for extension, EPA agreed to extend the CAFO compliance schedules until December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended September 30, 2009.

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

Quarters Ended:	Low	High	Cash Distribution Per Unit
Fiscal 2009:
September 30, 2009	$38.27	$47.29	$0.850
June 30, 2009	29.49	41.62	0.780
March 31, 2009	21.43	31.32	0.750
December 31, 2008	14.35	30.69	0.675

Fiscal 2008:
September 30, 2008	$25.04	$37.34	$0.650
June 30, 2008	35.69	41.44	0.610
March 31, 2008	34.25	46.97	0.585
December 31, 2007	40.99	50.00	0.560

Fiscal 2007:
September 30, 2007	$41.84	$53.75	$0.535
June 30, 2007	45.50	56.09	0.510
March 31, 2007	38.35	46.28	0.480
December 31, 2006	32.80	41.88	0.400

As of November 16, 2009, we had issued and outstanding 20,277,361 common units, which were held by approximately 3,840 unitholders of record.

Our company makes quarterly distributions to its limited partners within approximately 50 days after the end of each fiscal quarter in an aggregate amount equal to its available cash (as defined) for such quarter. Available cash generally means, with respect to each fiscal quarter, all cash on hand at the end of the quarter less the amount of cash that the general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to unitholders for any one or more of the next four quarters;

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

There is no guarantee that we will pay a quarterly distribution on our common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Credit Facilities” under Item 7 and Note 7 to our Consolidated Financial Statements.

The following table sets forth in tabular format, a summary of our company’s equity compensation plan information as of September 30, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	588,000	25.22	1,158,605

Total	588,000	$25.22	1,158,605

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data for Inergy Holdings, L.P., in each case for the periods and as of the dates indicated. The selected historical consolidated financial data as of and for the years ended September 30, 2009, 2008, 2007, 2006 and 2005 are derived from our audited financial statements. These financial statements include the results of operations of Inergy’s acquisitions from the effective date of the respective acquisitions.

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

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(in millions, except per unit data)
Statement of Operations Data:
Revenues	$1,570.6	$1,878.9	$1,483.1	$1,390.2	$1,051.9
Cost of product sold (excluding depreciation and amortization as shown below)	996.9	1,376.7	1,026.1	993.3	726.2

Gross profit	573.7	502.2	457.0	396.9	325.7
Expenses:
Operating and administrative	280.5	266.6	248.6	246.6	195.6
Depreciation and amortization	115.8	98.0	83.4	76.8	50.4
Loss on disposal of assets	5.2	11.5	8.0	11.5	0.7

Operating income	172.2	126.1	117.0	62.0	79.0
Other income (expense):
Interest expense, net	(70.5)	(62.6)	(54.4)	(55.8)	(36.1)
Interest expense related to write-off of deferred financing costs	—	—	—	—	(7.6	)(b)
Other income	0.1	1.0	1.9	0.8	0.3

Income before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P and ASC	101.8	64.5	64.5	7.0	35.6
Gain on issuance of units in Inergy, L.P. (Note 10)	8.0	—	80.6	—	—
Provision for income taxes	(1.7)	(1.4)	(6.5)	(0.6)	(0.5)
Interest of non-controlling partners in Inergy, L.P.’s net (income) loss	(49.6)	(26.2)	(36.0)	8.0	(26.8)
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	(1.4)	—	—	—

Net income	$57.1	$35.5	$102.6	$14.4	$8.3

Net income per limited partner unit:
Basic	$2.82	$1.75	$5.13	$0.72	$0.49	(c)
Diluted	$2.80	$1.73	$5.06	$0.71	$0.48	(c)
Weighted average limited partners’ units outstanding (in thousands):
Basic	20,032	20,011	20,003	20,000	17,140	(c)
Diluted	20,149	20,222	20,258	20,167	17,186	(c)
Cash distributions paid per unit	$2.86	$2.29	$1.77	$1.23	$0.02

Balance Sheet Data (end of period):
Total assets(d)	$2,154.1	$2,098.5	$1,741.9	$1,614.7	$1,493.7
Total debt, including current portion	1,124.8	1,139.2	742.2	690.0	587.8
Partners’ capital (deficiency)(a)	40.5	36.9	50.9	(18.7)	(6.7)

Other Financial Data:
Net cash provided by operating activities	237.2	180.2	163.5	99.9	84.1
Net cash used in investing activities	(230.6)	(386.7)	(187.8)	(210.9)	(840.7)
Net cash provided by (used in) financing activities	(12.3)	216.0	20.1	113.5	763.8

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

(d)

These amounts differ from those previously presented as a result of our adoption of FASB Accounting Standards Codification Subtopic 210-20 (“210-20”), on October 1, 2008. In conjunction with the adoption of this standard, we elected to change our accounting policy for derivative instruments executed with the same counterparty under a master netting agreement. This change in accounting policy has been presented retroactively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains forward-looking statements concerning the financial condition, results of operations, plans, objectives, future performance and business of our company and its subsidiaries. These forward-looking statements include:

•

statements that are not historical in nature, but not limited to, our belief that our acquisition expertise should allow us to continue to grow through acquisitions; our belief that we will have adequate propane supply to support our retail operations; and our belief that our diversification of suppliers will enable us to meet supply needs; and

•

statements preceded by, followed by or that contain forward-looking terminology including the words “believe,” “expect,” “may,” “will,” “should,” “could,” “anticipate,” “estimate,” “intend” or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	weather conditions;

•	price and availability of propane, and the capacity to transport to market areas;

•	the ability to pass the wholesale cost of propane through to our customers;

•	costs or difficulties related to the integration of the business of our company and its acquisition targets may be greater than expected;

•	governmental legislation and regulations;

•	local economic conditions;

•	the demand for high deliverability natural gas storage capacity in the Northeast;

•	the availability of natural gas and the price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	Inergy’s ability to successfully implement its business plan for its natural gas storage facilities;

•	labor relations;

•	environmental claims;

•	competition from the same and alternative energy sources;

•	operating hazards and other risks incidental to transporting, storing and distributing propane;

•	energy efficiency and technology trends;

•	interest rates;

•	the price and availability of debt and equity financing; and

•	large customer defaults.

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

Inergy is a publicly traded Delaware limited partnership formed to own and operate a growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream business that includes three natural gas storage facilities (“Stagecoach”, “Steuben” and “Thomas Corners”), a liquefied petroleum gas (“LPG”) storage facility (“Bath”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). Inergy further intends to pursue its growth objectives in the propane business through, among other things, future acquisitions. Inergy’s acquisition strategy focuses on propane companies that meet its acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established and locally recognized trade names. Inergy’s midstream growth objectives focus both on organically expanding its existing assets and acquiring future operations that leverage its existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

Both of Inergy’s operating segments, propane and midstream, are supported by business development personnel groups employed by the Partnership. These groups’ daily responsibilities include research, sourcing, financial analysis and due diligence of potential acquisition targets and organic growth opportunities. These employees work closely with the operators of both of Inergy’s segments in the course of their work to ensure the appropriate growth opportunities are pursued. During fiscal 2009, they evaluated approximately 100 potential acquisitions.

Inergy has grown primarily through acquisitions. Since the inception of Inergy’s predecessor in November 1996 through September 30, 2009, Inergy has acquired 78 propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $1.8 billion, including working capital, assumed liabilities and acquisition costs.

In October 2008, Inergy acquired the assets of the Blu-Gas group of companies (“Blu-Gas”), in April 2009, it acquired the assets of Newton’s Gas Service, Inc. (“Newton’s Gas”) and on June 30, 2009, it acquired the assets of F.G. White Company, Inc. (“F.G. White”). The aggregate purchase price of these acquisitions, net of cash acquired, was $11.8 million. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

For the fiscal year ended September 30, 2009, Inergy sold 310.0 million gallons of propane to retail customers and sold 380.6 million gallons of propane to wholesale customers.

Our aggregate partnership interests in Inergy as of September 30, 2009, consist of the following:

•

a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 0.8% general partner interest in Inergy;

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 7.8%; and

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

Because a substantial portion of Inergy’s propane is used in the weather-sensitive residential markets, the temperatures realized in its areas of operations, particularly during the six-month peak heating season, have a significant effect on Inergy’s financial performance. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, Inergy uses information on normal temperatures in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of its operating regions. “Heating degree days” are a general indicator of how weather impacts propane usage and are calculated for any given period by adding the difference between 65 degrees and the average temperature of each day in the period (if less than 65 degrees). While a substantial portion of Inergy’s propane is used by its customers for heating needs, its propane operations are geographically diversified and not all of Inergy’s propane sales are weather sensitive. Together, these factors may make it difficult to draw definitive conclusions as to the correlation of Inergy’s gallon sales to weather calculations comparing weather in a year to normal or to the prior year.

In determining actual and normal weather for a given period of time, Inergy compares the actual number of heating degree days for such period to the average number of heating degree days for a longer, historical time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Oceanic and Atmospheric Administration, for each measuring point in each of its regions. When Inergy discusses “normal” weather in its results of operations presented below, Inergy is referring to a 30-year average consisting of the years 1979 through 2009. Inergy then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal heating degree days within each region. Based on this information, Inergy calculates a ratio of actual heating degree days to normal heating degree days, first on a regional basis consistent with our operational structure and then on a partnership-wide basis.

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices have continued to be volatile during 2009. At the main pricing hub of Mount Belvieu Texas during the fiscal year ended September 30, 2009, propane prices ranged from a low of $0.53 per gallon to a high of $1.41 per gallon and a price of $0.94 per gallon at September 30, 2009. Inergy’s ability to pass on price increases to its customers and its hedging program limits the impact that such volatility has had on its results from operations. In the future, Inergy will continue to hedge virtually 100% of its exposure from fixed price sales. While Inergy has historically been successful in passing on any price increases to its customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In addition, during those periods Inergy has historically experienced conservation of propane gallons used by its customers which has resulted in a decline in gross profit. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines Inergy has attributed to customer conservation will reverse. The prices of crude oil and natural gas had maintained historically high costs in calendar year 2007 and 2008 before falling in late 2008 and somewhat leveling off in early 2009 and, since propane is a by-product of these commodities, it too has been at historically high levels over this same time frame. As such, Inergy’s selling prices of propane have been at higher levels in order to attempt to maintain its historical gross margin per gallon. Inergy does not attempt to predict or control the underlying commodity prices; however, Inergy monitors these prices daily and adjusts its operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of its product. Inergy believes that volatility in commodity prices will continue, and its ability to adjust to and manage its operations in response to this volatility may impact its operations and financial results.

Inergy believes that the economic downturn that began in the second half of 2008 has caused certain of its retail propane customers to conserve and thereby purchase less propane. This trend is expected to continue throughout the life of the economic downturn. In addition, although Inergy believes the economic downturn has not currently had a material impact on its cash collections, it is possible that a prolonged economic downturn could have a negative impact on its future cash collections.

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

Inergy’s midstream operations primarily include the storage, processing, fractionation and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from solution mining operations of US Salt, which was acquired in August 2008. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

Inergy believes its midstream operations could be negatively affected in the long-term by sustained downturns or sluggishness in the economy, which could affect long-term demand and market prices for natural gas and NGLs, all of which are beyond Inergy’s control and could impair its ability to meet its long-term goals. However, Inergy also believes that the predominately contractual fee-based nature of its midstream operations may serve to mitigate this potential risk.

The majority of Inergy’s operating cash flows in its midstream operations are generated by its natural gas storage operations. Most of Inergy’s natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for its storage capacity and deliverability. Demand for storage in Inergy’s key midstream market in the northeastern United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect Inergy’s operations. Traditionally, supply to Inergy’s markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets Inergy serves. These supply shifts and other changes to the natural gas market may have an impact on Inergy’s storage operations and its development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage. Currently, Inergy has committed to capital expansion projects at its Finger Lakes LPG storage expansion. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or Natural Gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in spring 2010.

As Inergy executes on its strategic objectives, capital expansion projects will continue to be an important part of its growth plan. Inergy has committed capital and investment expenditures at September 30, 2009, of $10.4 million in its midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require Inergy to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect Inergy’s ability to implement its strategy. Market disruptions or a downgrade in Inergy’s credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as Inergy moves forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Results of Operations

The results of operations discussed below principally reflect the activities of Inergy. Because our financial statements represent the consolidated results of Inergy, our financial statements are substantially similar to Inergy’s. The primary differences in our financial statements include the following amounts in the income statement:

•

Our recognition of gain on issuance of units in Inergy. In accordance with FASB Accounting Standards Codification Subtopic 505-10 (originally issued as Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”), in certain circumstances, we can recognize an increase in the value of our investment in Inergy when Inergy issues additional common units to third parties at a unit price that exceeds the current carrying value of our investment in Inergy common units. This gain recognition, however, is not permitted if Inergy sells a class of equity securities that has distribution rights over any other class of equity interests. Since Inergy had both subordinated and special units, we could not recognize the gains until these units converted to common units, and as such, we had previously reflected these deferred gains from issuance of Inergy common units as a minority interest in our financial statements. As of April 25, 2007, all subordinated and special units had converted to common units, resulting in our recognition of all previously deferred gains during the quarter ended June 30, 2007. This gain is now recognized as income in the period in which the sale to third parties occurs. Historically, Inergy has grown through acquisitions funded in part through the issuance of equity.

•	Provision for Income Taxes. Our provision for income taxes is primarily related to cash flows received by IPCH Acquisition Corp., a wholly owned subsidiary of the Company.

•

Interest of Non-Controlling Partners in Inergy’s Net (Income) Loss. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At September 30, 2009, we owned an approximate 7.8% limited partner interest in Inergy together with a 0.8% non-managing general partner interest; and the non-affiliated unitholders owned a 91.4% limited partner interest in Inergy.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2009 and 2008, respectively (in millions):

	Year Ended September 30,		Change
	2009	2008	In Dollars	Percentage
Revenue	$1,570.6	$1,878.9	$(308.3)	(16.4)%
Cost of product sold	996.9	1,376.7	(379.8)	(27.6)

Gross profit	573.7	502.2	71.5	14.2
Operating and administrative expenses	280.5	266.6	13.9	5.2
Depreciation and amortization	115.8	98.0	17.8	18.2
Loss on disposal of assets	5.2	11.5	(6.3)	(54.8)

Operating income	172.2	126.1	46.1	36.6
Interest expense, net	(70.5)	(62.6)	(7.9)	(12.6)
Other income	0.1	1.0	(0.9)	(90.0)

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy and ASC	101.8	64.5	37.3	57.8
Gain on issuance of units in Inergy	8.0	—	8.0	*
Provision for income taxes	(1.7)	(1.4)	(0.3)	(21.4)
Interest of non-controlling partners in Inergy’s net income	(49.6)	(26.2)	(23.4)	(89.3)
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	(1.4)	—	—

Net income	$57.1	$35.5	$21.6	60.8%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the years ended September 30, 2009 and 2008, respectively (in millions):

	Revenues				Gallons
	Year Ended September 30,		Change		Year Ended September 30,		Change
	2009	2008	In Dollars	Percent	2009	2008	In Units	Percent
Retail propane	$736.7	$840.7	$(104.0)	(12.4)%	310.0	331.9	(21.9)	(6.6)%
Wholesale propane	387.7	546.1	(158.4)	(29.0)	380.6	358.5	22.1	6.2
Other retail	209.2	223.0	(13.8)	(6.2)	—	—	—	—
Storage, fractionation and other midstream	237.0	269.1	(32.1)	(11.9)	—	—	—	—

Total	$1,570.6	$1,878.9	$(308.3)	(16.4)%	690.6	690.4	0.2	—%

Volume. During fiscal 2009, we sold 310.0 million retail gallons of propane, a decrease of 21.9 million gallons or 6.6% from the 331.9 million retail gallons of propane sold during fiscal 2008. Gallons sold during fiscal 2009 declined compared to fiscal 2008 as a result of lower volumes sold at our existing locations of 35.1 million gallons partially offset by a 13.2 million gallon increase from acquisition-related volume. Although the weather in our areas of operations was 7% colder than the prior year period when compared to our calculations using degree day data provided by NOAA, the increase in gallon sales associated with this colder weather was more than offset by (1) continued customer conservation, which we believe resulted primarily from the lingering effects of the higher cost of propane that existed at the end of our fiscal year 2008, as well as the overall weak United States economic environment, and (2) volume declines from net customer losses during the periods of high propane costs, including low margin and less profitable customers.

Wholesale gallons delivered increased 22.1 million gallons, or 6.2%, to 380.6 million gallons in fiscal 2009 from 358.5 million gallons in fiscal 2008. The increase was due primarily to greater volumes sold to existing customers and addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 10.8 million gallons, or 4.2%, to 269.9 million gallons in fiscal 2009 from 259.1 million gallons in fiscal 2008. This increase was primarily attributable to renewal of certain customer contracts and the addition of new contracts.

During fiscal 2009 and 2008, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues in fiscal 2009 were $1,570.6 million, a decrease of $308.3 million, or 16.4% from $1,878.9 million in fiscal 2008.

Revenues from retail propane sales were $736.7 million for the year ended September 30, 2009, a decrease of $104.0 million, or 12.4%, compared to $840.7 million for the year ended September 30, 2008. This decrease resulted primarily from a combination of a lower overall average selling price of propane due to a reduction in the wholesale cost of propane and a decline in gallons sold to existing customers as described above, which together contributed to a $136.3 million revenue decline, partially offset by acquisition-related sales, which resulted in higher revenues of $32.3 million.

Revenues from wholesale propane sales were $387.7 million in fiscal 2009, a decrease of $158.4 million or 29.0%, from $546.1 million in fiscal 2008. This decrease resulted primarily from the lower average selling price of propane, which contributed $192.0 million to the decrease in revenues. The lower selling price for our wholesale propane sales in fiscal 2009 compared to fiscal 2008 was the result of the lower cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Revenues from other retail sales, which primarily include distillates, service, rental, appliance sales and transportation services, were $209.2 million in fiscal 2009, a decrease of $13.8 million, or 6.2% from $223.0 million in fiscal 2008. Revenues from other retail sales decreased $56.0 million due to lower distillate sales from existing locations and a decline in other revenues of $5.9 million, partially offset by higher revenues of $48.1 million attributable to acquisitions. The decrease in distillate revenues at existing locations was the result of lower volume sold coupled with a decline in the comparable average selling price of the distillates resulting from a lower wholesale cost.

Revenues from storage, fractionation and other midstream activities were $237.0 million in fiscal 2009, a decrease of $32.1 million or 11.9% from $269.1 million in fiscal 2008. Revenues from our West Coast NGL operations decreased $81.3 million primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $44.2 million increase due to the acquisition of US Salt. In addition, revenues at our Bath LPG Storage Facility and Stagecoach Storage Facility increased due to an increase in contractual rates and the commencement of operations on the Stagecoach North Lateral connecting to Millennium Pipeline in December 2008.

Cost of Product Sold. Cost of product sold for fiscal 2009 was $996.9 million, a decrease of $379.8 million, or 27.6%, from $1,376.7 million in fiscal 2008.

Retail propane cost of product sold was $373.6 million for the year ended September 30, 2009, compared to $527.9 million for the year ended September 30, 2008. This $154.3 million, or 29.2%, decrease in retail propane cost of product sold was driven by an approximate 25% decline in the average per gallon cost of propane along with lower volume sales at our existing locations as discussed above, which together reduced costs $169.7 million. These factors were partially offset by a $14.1 million increase in the cost of product sold associated with acquisition-related volume and a $1.3 million increase in cost of product sold related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in fiscal 2009 was $363.8 million, a decrease of $161.3 million or 30.7%, from wholesale cost of product sold of $525.1 million in fiscal 2008. These lower costs were primarily a result of a $193.6 million decrease due to the lower average cost of propane. This decrease was partially offset by increases in volume sold to existing and new customers.

Other retail cost of product sold was $124.8 million for the year ended September 30, 2009, compared to $146.6 million for the year ended September 30, 2008. This $21.8 million, or 14.9%, decrease was primarily due to a $57.1 million reduction in cost of product sold related to distillate sales at existing locations due to both declines in volumes sold and the average cost of product. Also contributing to the decline in other retail cost of product sold was a reduction in costs related to other products and services of $1.9 million. These factors were partially offset by higher costs associated with acquisitions of $37.2 million.

Storage, fractionation and other midstream cost of product sold was $134.7 million, a decrease of $42.4 million, or 23.9%, from $177.1 million in fiscal 2008. Costs from our West Coast NGL operations were $76.0 million lower primarily as a result of decreases in commodity cost and expected changes in the variety of natural gas liquid products sold. Partially offsetting this decrease was a $28.2 million increase in cost due to the acquisition of US Salt.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles amounted to $62.0 million and $67.0 million for fiscal 2009 and 2008, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $33.0 million in fiscal 2009 and 2008. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $36.9 million and $27.7 million for fiscal 2009 and 2008, respectively. Vehicle costs combined with wages for personnel directly involved in providing midstream services amounted to $2.7 million and $3.3 million for fiscal 2009 and 2008, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for fiscal 2009 was $573.7 million, an increase of $71.5 million, or 14.2%, from $502.2 million during fiscal 2008.

Retail propane gross profit was $363.1 million in fiscal 2009, an increase of $50.3 million, or 16.1%, compared to $312.8 million in fiscal 2008. This increase in retail propane gross profit was mostly attributable to a higher cash margin per gallon, which contributed an increase to gross profit of $66.5 million, and an increase of $18.2 million associated with acquisitions, partially offset by a $33.1 million decline in gross profit resulting from lower retail gallon sales at existing locations as discussed above and a $1.3 million decline related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. The increase in cash margin per gallon was primarily the result of our selling price of propane declining at a slower rate in certain markets than the underlying cost of propane declined.

Wholesale propane gross profit was $23.9 million in fiscal 2009 compared to $21.0 million in fiscal 2008, an increase of $2.9 million or 13.8%. This increase was primarily the result of both increased volumes sold and higher margins that we were able to attain in certain regions where supply disruption occurred in 2009.

Other retail gross profit was $84.4 million for the year ended September 30, 2009, compared to $76.4 million for the year ended September 30, 2008. This $8.0 million, or 10.5%, increase was due primarily to a $10.9 million increase from acquisitions and a $1.1 million increase in distillate gross profit, partially offset by a $4.0 million decline in gross profit for other products and services.

Storage, fractionation and other midstream gross profit was $102.3 million in fiscal 2009 compared to $92.0 million in fiscal 2008, an increase of $10.3 million, or 11.2%. Approximately $16.0 million of this increase was due to the acquisition of US Salt, which was partially offset by a decrease in gross profit from our West Coast NGL operations. The decrease in West Coast gross profit is partially attributable to losses taken on certain commodity contracts due to a brief delay in our butane isomerization unit being placed in service. The aforementioned isomerization unit was placed in service in July 2009. The decrease is also attributable to the non-renewal of certain customer contracts.

Operating and Administrative Expenses. Operating and administrative expenses were $280.5 million in fiscal 2009 compared to $266.6 million in fiscal 2008. This $13.9 million, or 5.2%, increase in operating expenses was due primarily to acquisitions and incentive compensation, which increased $16.1 million and $8.5 million, respectively. Offsetting these increases were lower operating expenses from existing operations of $10.7 million comprised predominantly of lower salaries, vehicle expenses and other operating expenses.

Depreciation and Amortization. Depreciation and amortization increased to $115.8 million in fiscal 2009 from $98.0 million in fiscal 2008. This $17.8 million, or 18.2%, increase was primarily the result of acquisitions and completed expansion projects being placed into service in our midstream segment.

Loss on Disposal of Assets. Loss on disposal of assets decreased $6.3 million, or 54.8%, to $5.2 million in fiscal 2009 compared to $11.5 million in fiscal 2008. The losses recognized in fiscal 2009 and 2008 include losses of $4.9 million and $11.5 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had other losses in fiscal 2009 of $0.3 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2009 and 2008, these assets were identified primarily as a result of losses due to disconnecting customer installations of unprofitable accounts due to low margins, poor payment history or low volume usage.

Interest Expense. Interest expense increased to $70.5 million in fiscal 2009 compared to $62.6 million in fiscal 2008. This $7.9 million, or 12.6%, increase was due to a $219.8 million increase in average debt outstanding associated with acquisitions and capital improvement projects, partially offset by lower average interest rates associated with our floating rate debt and benefits from our interest rate swap agreements. Additionally, during fiscal 2009 and 2008, we capitalized $14.8 million and $5.5 million, respectively, of interest related to certain capital improvement in our midstream segment as further described below in the “Liquidity and Sources of Capital—Capital Resource Activities” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $8.0 million in fiscal 2009, whereas no gain was recorded in fiscal 2008. This increase was primarily attributable to Inergy’s 4,000,000 common unit issuance in March 2009 and its 3,500,000 common unit issuance in August 2009.

Provision for Income Taxes. The provision for income taxes for fiscal 2009 was $1.7 million compared to $1.4 million for fiscal 2008. This $0.3 million, or 21.4%, increase was due primarily to higher income earned by IPCHA. The provision for income taxes of $1.7 million in fiscal 2009 was composed of $1.3 million of current income tax expense together with $0.4 million of deferred income tax expense.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded an expense of $49.6 million in fiscal 2009, as compared to an expense of $26.2 million in fiscal 2008 associated with the interests of non-controlling partners in Inergy. The $23.4 million, or 89.3%, change resulted primarily from a $36.3 million increase in Inergy’s net income, which had the effect of increasing the interest of non-controlling partners in Inergy’s net income. Also contributing to the change was a $10.7 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC in October 2007. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $57.1 million for fiscal 2009 compared to net income of $35.5 million for fiscal 2008. The $21.6 million, or 60.8%, increase in net income was primarily attributable to the higher net income at Inergy in fiscal 2009 and the increase in the gain on issuance of units in Inergy, partially offset by the increase in expense related to the interest of non-controlling partners in Inergy’s net income.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

The following table summarizes the consolidated income statement components for the fiscal years ended September 30, 2008 and 2007, respectively (in millions):

	Year Ended September 30,		Change
	2008	2007	In Dollars	Percentage
Revenue	$1,878.9	$1,483.1	$395.8	26.7%
Cost of product sold	1,376.7	1,026.1	350.6	34.2

Gross profit	502.2	457.0	45.2	9.9
Operating and administrative expenses	266.6	248.6	18.0	7.2
Depreciation and amortization	98.0	83.4	14.6	17.5
Loss on disposal of assets	11.5	8.0	3.5	43.8

Operating income	126.1	117.0	9.1	7.8
Interest expense, net	(62.6)	(54.4)	(8.2)	(15.1)
Other income	1.0	1.9	(0.9)	(47.4)

Income before gain on issuance of units in Inergy, income taxes and interest of non-controlling partners in Inergy	64.5	64.5	—	—
Gain on issuance of units in Inergy	—	80.6	(80.6)	(100.0)
Provision for income taxes	(1.4)	(6.5)	5.1	78.5
Interest of non-controlling partners in Inergy’s net income	(26.2)	(36.0)	9.8	27.2
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	—	(1.4)	*

Net income	$35.5	$102.6	$(67.1)	(65.4)%

*	not meaningful

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

Volume. During fiscal 2008, we sold 331.9 million retail gallons of propane compared to 362.2 million retail gallons of propane during fiscal 2007. This 30.3 million gallon, or 8.4%, net decline was due primarily to customer conservation, which we believe has resulted, in large part, from the higher average cost of Mt. Belvieu propane. The average cost of Mt. Belvieu propane increased 49% during fiscal 2008 as compared to fiscal 2007. To a lesser extent, volume declines arising from a loss of less profitable customers and fewer gallon sales to lower margin customers, including agricultural sales, contributed to the decline in gallons sold during the year. Also contributing to the decline was the warmer weather during fiscal 2008, which, on average for our operating areas, was slightly warmer than fiscal 2007 and 7% warmer than normal. These factors that resulted in a decrease in comparable gallon sales were partially offset by acquisition-related volume, which resulted in an increase of 12.2 million gallons during fiscal 2008 compared to fiscal 2007.

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

Stagecoach had 26.25 bcf of working gas storage capacity during fiscal year 2008. Stagecoach had 13.25 bcf of working gas storage capacity for the first six months in fiscal 2007, 17.45 bcf of working gas storage capacity for the following five months and 26.25 bcf of working gas storage capacity during September 2007. Stagecoach’s storage services were 100% contracted during each of the periods noted above. Steuben, which we acquired a controlling interest in October 2007, had 6.2 bcf of working gas storage capacity and the storage services were 100% contracted during fiscal 2008. The Bath LPG Storage Facility had a storage capacity of 1.7 million barrels and storage services were 100% contracted during fiscal 2008 and fiscal 2007.

Revenues. Revenues in fiscal 2008 were $1,878.9 million, an increase of $395.8 million, or 26.7% from $1,483.1 million in fiscal 2007.

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

Cost of Product Sold. Cost of product sold for fiscal 2008 was $1,376.7 million, an increase of $350.6 million, or 34.2%, from $1,026.1 million in fiscal 2007.

Retail propane cost of product sold was $527.9 million for the year ended September 30, 2008 compared to $419.3 million for the year ended September 30, 2007. This $108.6 million, or 25.9%, increase in retail propane cost of product sold was driven by a 37% higher average per gallon cost of propane, which resulted in a $137.1 million increase in cost. Also contributing to the higher cost of product sold during fiscal 2008 was an increase of $20.1 million associated with acquisition-related volume and a $0.7 million increase due to changes in non-cash charges related to derivative contracts associated with retail propane fixed price sales contracts. These factors, which increased retail propane cost of product sold, were partially offset by lower volume sales at our existing locations as discussed above, which reduced costs by $49.3 million.

Wholesale propane cost of product sold in fiscal 2008 was $525.1 million, an increase of $124.4 million or 31.0%, from wholesale cost of product sold of $400.7 million in fiscal 2007. Contributing to these higher costs was a $150.9 million increase due to the higher average cost of propane partially offset by lower volumes sold to existing customers.

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

Our retail cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expense and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles amounted to $67.0 million and $63.1 million in 2008 and 2007, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $33.0 million and $32.3 million in 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages are included in operating and administrative expense and depreciation and amortization expense. Depreciation expense for storage, fractionation and other midstream amounted to $27.7 million and $17.4 million in 2008 and 2007, respectively. Vehicle costs combined with wages for personnel directly involved in providing midstream services amounted to $3.3 million and $1.9 million in 2008 and 2007, respectively. Since we include these costs in our operating and administrative expenses and depreciation and amortization expenses rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for fiscal 2008 was $502.2 million, an increase of $45.2 million, or 9.9%, from $457.0 million during fiscal 2007.

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

Other retail gross profit was $76.4 million for the year ended September 30, 2008 compared to $68.8 million for the year ended September 30, 2007. This $7.6 million, or 11.0%, increase was due primarily to acquisitions and higher transportation sales, which together resulted in an increase to other retail gross profit of $8.5 million. These increases were partially offset by a combined decrease in gross profit for distillate sales, appliance sales and other retail services of $0.9 million.

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

Operating and Administrative Expenses. Operating and administrative expenses were $266.6 million in fiscal 2008 compared to $248.6 million in fiscal 2007. This $18.0 million, or 7.2%, increase in operating expenses was primarily the result of higher expenses of $15.7 million arising from acquisitions. The remaining increase resulted from higher vehicle, insurance and other operating expenses, partially offset by lower wages and other personnel expenses due to integration efficiencies and lower expenses as a result of lesser volumes sold at existing locations.

Depreciation and Amortization. Depreciation and amortization increased to $98.0 million in fiscal 2008 from $83.4 million in fiscal 2007. This $14.6 million, or 17.5%, increase was primarily the result of acquisitions and the completion of the Stagecoach Phase II expansion project in our midstream segment.

Loss on Disposal of Assets. Loss on disposal of assets increased $3.5 million, or 43.8%, to $11.5 million in fiscal 2008 compared to $8.0 million in fiscal 2007. The losses recognized in fiscal 2008 and 2007 include losses of $11.5 million and $6.2 million, respectively, related to assets held for sale, which have been written down to their estimated selling price. In addition, we had other losses in fiscal 2007 of $1.8 million. These assets, both those sold and those held for sale, consist primarily of vehicles, tanks and real estate deemed to be excess, redundant or underperforming assets. In fiscal 2008, these assets were identified primarily as a result of losses due to disconnecting customer installations of unprofitable accounts due to low margins, poor payment history or low volume usage. In fiscal 2007, these assets were identified primarily as the result of the integration of the larger retail propane acquisitions closed since November 2004 as we focused on eliminating duplicity in vehicles, operations, tanks and real estate.

Interest Expense. Interest expense increased to $62.6 million in fiscal 2008 compared to $54.4 million in fiscal 2007. This $8.2 million, or 15.1%, increase was due to a $213.2 million increase in average debt outstanding associated with acquisitions and capital improvement projects, partially offset by a lower average interest rate in 2008 (6.96%) compared to 2007 (7.71%). During fiscal 2008 and 2007, we capitalized $5.5 million and $3.1 million, respectively, of interest related to certain capital improvement projects at our West Coast NGL and Stagecoach facilities as further described below in the “Liquidity and Sources of Capital—Capital Resource Activities” section.

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

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded an expense of $26.2 million in fiscal 2008, as compared to an expense of $36.0 million in fiscal 2007 associated with the interests of non-controlling partners in Inergy. The $9.8 million, or 27.2%, change resulted primarily from an $8.7 million increase in incentive distribution rights received by the Company from Inergy, to which the non-controlling partners are not entitled.

Interest of non-controlling partners in ASC’s consolidated net income. Inergy acquired a majority interest in the operations of Steuben when it acquired 100% of the membership interest in ASC in October 2007. ASC holds a majority interest in the operations of Steuben.

Net Income. Net income was $35.5 million for fiscal 2008 compared to net income of $102.6 million for fiscal 2007. The $67.1 million, or 65.4%, decrease in net income was primarily attributable to the 2007 gain recognition of $80.6 million on the issuance of Inergy units. Partially offsetting this decrease in net income was a decrease in the expense related to the interest of non-controlling partners in Inergy’s net income as well as a decrease in the provision for income taxes in fiscal 2008.

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

On March 23, 2006, Inergy’s shelf registration statement (File No. 333-132287) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof. Pursuant to the shelf registration statement, Inergy is permitted to issue these securities from time to time for general business purposes, including debt repayment, future acquisitions, capital expenditures and working capital, or for other potential uses identified in a prospectus supplement. In June 2006 and February 2007, Inergy issued 4,312,500 common units (which included 562,500 common units issued as a result of the underwriters exercising their over-allotment provision) and 3,450,000 common units (which included 450,000 common units issued as result of the underwriters exercising their over-allotment provision), respectively. In March 2009 Inergy issued 4,000,000 common units and in April 2009 it issued an additional 418,000 common units as result of the underwriters exercising their over-allotment provision. In August 2009 Inergy issued 3,500,000 common units and in September 2009 it issued an additional 525,000 common units as a result of the underwriters exercising their over-allotment provision. The proceeds from these issuances were primarily utilized to pay down borrowings under Inergy’s credit facility.

On September 10, 2009, Inergy’s new shelf registration statement (File No. 333-158066) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof.

Cash Flows and Contractual Obligations

Net operating cash inflows were $237.2 million and $180.2 million for fiscal years ending September 30, 2009 and 2008, respectively. The $57.0 million increase in operating cash flows was primarily attributable to increases in cash components of net income as well as net changes in working capital balances.

Net investing cash outflows were $230.6 million and $386.7 million for the fiscal years ending September 30, 2009 and 2008, respectively. Net cash outflows were primarily impacted by a $203.0 million decrease in cash outlays related to acquisitions, partially offset by a $22.3 million decrease in proceeds from the sale of assets and a $24.7 million increase in capital expenditures.

Net financing cash inflows (outflows) were $(12.3) million and $216.0 million for the fiscal years ending September 30, 2009 and 2008, respectively. The net change was primarily impacted by a $399.2 million decrease in proceeds related to the issuance of long-term debt, net of payments on long-term debt, a $16.7 million increase in distributions to non-controlling partners in Inergy, L.P., and an $11.5 million increase in distributions, partially offset by a $201.2 million increase in the proceeds from issuance of Inergy common units.

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

At September 30, 2009 and 2008, we had goodwill of $394.5 million and $463.2 million, respectively, representing 18% and 22% of total assets in each year, respectively. This goodwill is attributable to Inergy’s acquisitions. The net decrease in goodwill is attributable to certain purchase accounting adjustments made during 2009.

At September 30, 200, we were in compliance with all debt covenants to our credit facilities.

The following table summarizes our Company’s obligations as of September 30, 2009 (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Aggregate amount of principal and interest to be paid on the outstanding long-term debt(a)	$1,585.6	$101.2	$205.7	$160.8	$1,117.9
Future minimum lease payments under noncancelable operating leases	38.8	10.1	14.0	8.5	6.2
Fixed price purchase commitments(c)	225.3	220.1	5.2	—	—
Standby letters of credit	16.7	16.4	0.3	—	—
Purchase commitments of identified growth projects(b)	10.4	10.4	—	—	—

Total contractual obligations	$1,876.8	$358.2	$225.2	$169.3	$1,124.1

(a)

$212.9 million of our long-term debt, including interest rate swaps, is variable interest rate debt at prime rate or LIBOR plus an applicable spread. These rates plus their applicable spreads were between 1.76% and 3.50% at September 30, 2009. These rates have been applied for each period presented in the table.

(b)	Identified growth projects related to the Thomas Corners and Finger Lakes midstream assets.
(c)

Fixed price purchase commitments are offset by sale contracts that are included in Inergy’s cash flow hedging program as discussed in Note 2, and the remainder are offset volumetrically with fixed price sale contracts.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make any acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed, but Inergy has successfully raised over $200 million in long-term unsecured debt and over $200 million in two separate equity transactions during 2009. Inergy has identified capital expansion project opportunities in its midstream operations. Additional commitments or expenditures, if any, Inergy may make toward any one or more of these projects is at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

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

On July 22, 2005, we executed a credit agreement (“Bank Facility”) with a bank that consisted of a $15 million working capital revolver for Inergy Holdings, L.P. and a $5 million working capital revolver for IPCH Acquisition Corp. The maturity date of the Bank Facility was July 22, 2008. In January 2008, we amended the Bank Facility to extend the maturity date to 2011. The aggregate borrowing capacity under the amended Bank Facility remains at $20 million, but now consists of a $14 million revolver for Inergy Holdings, L.P. and a $6 million revolver for IPCH Acquisition Corp. The Bank Facility also continues to be collateralized by certain of our interests in Inergy, L.P. and is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was 1.76% at September 30, 2009 for all outstanding debt under the Bank Facility. At September 30, 2009, borrowings outstanding under the Bank Facility were $6.5 million. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy

On December 17, 2004, Inergy entered into a 5-Year Credit Agreement (the “Credit Agreement”) with its existing lenders in addition to others. The Credit Agreement consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within the Credit Agreement, and filed for Chapter 11 Bankruptcy on October 5, 2008. Inergy does not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in interest rates between 2.0% and 3.5% at September 30, 2009. At September 30, 2009, borrowings outstanding under the Credit Agreement were $27.2 million, with the entire balance borrowed for working capital purposes. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this provision of the Credit Agreement in May 2009.

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

In addition, the Credit Agreement contains various covenants limiting the ability of Inergy and its subsidiaries to (subject to various exceptions), among other things:

•	grant or incur liens;

•	incur other indebtedness (other than permitted debt as defined in the Credit Agreement);

•	make investments, loans and acquisitions;

•	enter into a merger, consolidation or sale of assets;

•	enter into any sale-leaseback transaction or enter into any new business;

•	enter into any agreement that conflicts with the credit facility or ancillary agreements;

•	make any change in its principles and methods of accounting as currently in effect, except as such changes are permitted by GAAP;

•	enter into certain affiliate transactions;

•	pay dividends or make distributions if we are in default under the Credit Agreement or in excess of available cash;

•	permit operating lease obligations to exceed $20 million in any fiscal year ($40 million under the new facility discussed in Item 1);

•

enter into any debt (other than permitted junior debt) that contains covenants more restrictive than those of the Credit Agreement or enter into any permitted junior debt that contains negative covenants more restrictive than those of the Credit Agreement;

•	enter into hedge agreements that do not hedge or mitigate risks to which Inergy or its subsidiaries have actual exposure;

•	enter into put agreements granting put rights with respect to equity interests of Inergy or its subsidiaries;

•	prepay, redeem, defease or otherwise acquire any permitted junior debt or make certain amendments to permitted junior debt; and

•	modify organizational documents.

“Permitted junior debt” consists of:

•	Inergy’s $425 million 6.875% senior notes due December 15, 2014 that were issued on December 22, 2004;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on January 11, 2006;

•	Inergy’s $200 million 8.25% senior notes due March 1, 2016 that were issued on April 29, 2008;

•	Inergy’s $225 million 8.75% senior notes due March 1, 2015 that were issued on February 2, 2009;

•	other debt that is substantially similar to the 6.875% senior notes; and

•	other debt of Inergy and its subsidiaries that is either unsecured debt, or second lien debt that is subordinated to the obligations under the Credit Agreement.

Permitted junior debt may be incurred under the Credit Agreement so long as:

•	there is no default under the Credit Agreement;

•	the ratio of Inergy’s total funded debt to consolidated EBITDA is less than 5.0 to 1.0 on a pro forma basis;

•	the debt does not mature, and no installments of principal are due and payable on the debt, prior to the maturity date of the Credit Agreement; and

•	other than in connection with the 6.875%, 8.25% and 8.75% senior notes and other substantially similar debt, the debt does not contain covenants more restrictive than those in the Credit Agreement.

The Credit Agreement contains the following financial covenants:

•

the ratio of Inergy’s total funded debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters most recently ended must be no greater than 5.25 to 1.0 for any period of two consecutive fiscal quarters immediately following an acquisition with a purchase price in excess of $100 million and 4.75 to 1.0 at all other times; and

•

the ratio of Inergy’s consolidated EBITDA to consolidated interest expense (as defined in the Credit Agreement), for the four fiscal quarters then most recently ended, must not be less than 2.5 to 1.0.

At September 30, 2009, Inergy’s ratio of total funded debt to consolidated EBITDA was 3.60 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense was 4.59 to 1.0.

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

As discussed in Item 1, Inergy now has a $450 million general partnership revolving credit facility for acquisitions, capital expenditures and general partnership purposes and a $75 million revolving working capital facility.

Senior Unsecured Notes

2014 Senior Notes

On December 22, 2004, Inergy and its wholly-owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), completed a private placement of $425 million in aggregate principal amount of the Issuers’ 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). Inergy used the net proceeds from the 2014 Senior Notes to repay all amounts drawn under a 364-day credit facility which was entered into in order to fund the acquisition of Star Gas and is no longer available to Inergy, with the $39.9 million remaining balance of the net proceeds applied to the Acquisition Facility.

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

The 2014 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries. The subsidiaries guarantees rank equally in right of payment with all of the existing and future senior indebtedness of our guarantor subsidiaries. The subsidiaries guarantees are effectively subordinated to all existing and future secured indebtedness of our guarantor subsidiaries to the extent of the value of the assets securing that indebtedness and to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries (other than indebtedness and other liabilities owed to Inergy). The subsidiaries guarantees rank senior in right of payment to all of Inergy’s future subordinated indebtedness.

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

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp, issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (the “2016 Senior Notes”) in a private placement to eligible purchasers.

The 2016 Senior Notes contain covenants similar to the existing senior unsecured notes due 2014. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries.

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

2015 Senior Notes

On February 2, 2009, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $225 million aggregate principal amount of 8.75% senior unsecured notes due 2015 (the “2015 Senior Notes”) under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principle amount to yield 11%.

The 2015 Senior Notes contain covenants similar to Inergy’s existing senior unsecured notes due 2014 and 2016. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2015 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2015 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned domestic subsidiaries.

On October 7, 2009, Inergy completed an offer to exchange its existing 8.75% 2015 Senior Notes for $225 million of 8.75% senior notes due 2015 (the “2015 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2015 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

The 2015 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after March 1, 2013, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2013	104.375%
2014 and thereafter	100.000%

The indentures governing Inergy’s senior unsecured notes discussed above are substantially similar and contain covenants that, among other things, will limit its ability and the ability of its restricted subsidiaries to:

•	sell assets;

•	pay distributions on, redeem or repurchase Inergy units or redeem or repurchase its subordinated debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred units;

•	create or incur certain liens;

•	enter into agreements that restrict distributions or other payments from Inergy’s restricted subsidiaries to it;

•	consolidate, merge or transfer all or substantially all of Inergy’s assets;

•	engage in transactions with affiliates; and

•	create unrestricted subsidiaries.

These covenants are subject to important exceptions and qualifications, and if the notes achieve an investment grade rating from either Moody’s or Standard & Poor’s, many of these covenants will terminate.

In addition, the indentures governing Inergy’s senior notes restrict its ability to pay cash distributions. Before Inergy can pay a distribution to its unitholders, it must demonstrate that the fixed charge coverage ratio (as defined in the senior notes indentures) is at least 1.75 to 1.0.

Recent Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 825-10 (“825-10”), originally issued as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted 825-10 on October 1, 2008. The adoption of 825-10 did not have an impact on the Company’s financial statements.

FASB Accounting Standards Codification Subtopic 820-10 (“820-10”), originally issued as SFAS No. 157, “Fair Value Measurements” was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. The Company adopted 820-10 on October 1, 2008. The adoption of 820-10 required certain additional footnote disclosures, however, it did not have a significant impact on any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

FASB Accounting Standards Codification Subtopic 210-20 (“210-20”), originally issued as FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” was issued in April 2007 to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Company adopted 210-20 on October 1, 2008 and elected to change its accounting policy for derivative instruments executed with the same counterparty under a master netting agreement. Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement. This change in accounting policy has been presented retroactively. The adoption of 210-20 had the following impact on the September 30, 2008 consolidated balance sheet (in millions):

	Original Value	Adjustment	Adjusted Value
Assets from price risk management activities	$79.2	$(45.9)	$33.3
Prepaid expenses and other current assets	46.9	(24.2)	22.7
Accrued expenses	89.6	(20.6)	69.0
Customer deposits	96.5	(8.8)	87.7
Liabilities from price risk management activities	97.7	(40.7)	57.0

FASB Accounting Standards Codification Subtopic 815-10 (“815-10”), originally issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” was issued in March 2008 and applies to all derivative instruments and related hedged items. 815-10 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company adopted 815-10 on March 31, 2009. The adoption of 815-10 required certain additional disclosures, however, it did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

FASB Accounting Standards Codification Subtopic 805-10 (“805-10”), originally issued as SFAS No. 141 (revised 2007), “Business Combinations” was issued in December 2007 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. 805-10 also establishes disclosure requirements designed to enable users to evaluate the nature and financial effects of the business combination. 805-10 is required to be adopted by the Company for business combinations for which the acquisition date is on or after October 1, 2009.

FASB Accounting Standards Codification Subtopic 810-10 (“810-10”), originally issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. 810-10 is required to be adopted by the Company for the fiscal quarter ended December 31, 2009. The Company is evaluating the potential financial statement impact of 810-10 to its consolidated financial statements.

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” was ratified in June 2008 and applies to the calculation of earnings per share (“EPS”) under FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as SFAS 128, “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. 260-10 is required to be adopted by the Company for the fiscal quarter ended December 31, 2009. The Company is evaluating the potential financial statement impact of 260-10 to its consolidated financial statements.

In May 2009, the FASB issued FASB Accounting Standards Codification Subtopic 855-10 (“855-10”), originally issued as SFAS No. 165, “Subsequent Events”. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted 855-10 on June 30, 2009. The adoption of 855-10 required the Company to disclose the date through which subsequent events have been evaluated and the basis for that date. The adoption of 855-10 did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

In June 2009, the FASB issued FASB Accounting Standards Codification Subtopic 105-10 (“105-10”), originally issued as SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, to supersede FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and reorganize the standards applicable to financial statements of nongovernmental entities that are presented in conformity with GAAP. The purpose of the codification was to provide a single source of authoritative nongovernmental GAAP literature. The codification was not intended to create new accounting standards or guidance. While the codification includes portions of SEC content related to matters within the basic financial statements for user convenience, it does not contain all SEC guidance on accounting topics, and does not replace any SEC rules or regulations. The Company adopted 105-10 on September 30, 2009. The adoption of 105-10 did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

Critical Accounting Policies

Accounting for Price Risk Management. Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) ensure adequate physical supply of propane and heating oil will be available; and (iii) manage its exposure to interest rate risk. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at estimated fair value.

Inergy determines fair value of its derivative financial instruments according to the following hierarchy: (1) comparable market prices to the extent available; (2) internal valuation models that utilize market data (observable inputs) as input variables; and lastly, (3) internal valuation models that use management’s assumptions about the assumptions that market participants would use in pricing the instruments (unobservable inputs) to the extent (1) and (2) are unavailable. Because the majority of the instruments Inergy enters into are traded in liquid markets, Inergy values these instruments based on prices indicative of exiting the position. As a consequence, the majority of the values of Inergy’s derivative financial instruments are based upon actual prices of like kind trades that are obtained from on-line trading systems and verified with broker quotes. Changes in the fair value of these derivative financial instruments, primarily resulting from variability in supply and demand, are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

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

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories. These derivatives are recorded at fair value on the balance sheet as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a $0.2 million net gain in the year ended September 30, 2009, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2009, Inergy recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $11.0 million and $(25.3) million at September 30, 2009 and 2008, respectively. Approximately $11.7 million is expected to be reclassified to earnings from Inergy’s other comprehensive income over the next twelve months.

Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement.

The cash flow impact of financial instruments is reflected as cash flows from operating activities in the consolidated statements of cash flows.

If management’s assumptions related to unobservable inputs used in the pricing models for Inergy’s financial instruments, which include swaps, forwards, futures and options, are inaccurate or if Inergy had used an alternative valuation methodology, the estimated fair value may have been different, and Inergy may be exposed to unrealized losses or gains. A hypothetical 10% difference in the assumptions made for Inergy’s unobservable inputs would have impacted its estimated fair value of these derivatives at September 30, 2009, and would have affected net income by an immaterial amount for the year ended September 30, 2009.

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

Inergy completed the valuation of each of its reporting units and determined no impairment existed as of September 30, 2009. The valuation of Inergy’s reporting units requires Inergy to make certain assumptions as it relates to future operating performance. When considering operating performance, various factors are considered such as current and changing economic conditions and the commodity price environment, among others. Due to the economic uncertainty, Inergy adjusted its assumptions underlying its discounted cash flow approach to valuing enterprise value. Projected cash flows for 2010 reflect the deteriorating economic conditions that began in the latter half of 2008. The discount rate used in the current year reflects an increase in Inergy’s cost of capital due to the dislocation of worldwide credit markets. If the growth assumptions embodied in the current year impairment testing prove inaccurate, Inergy could incur an impairment charge. A 10% decrease in the estimated future cash flows and a 1% increase in the discount rate used in Inergy’s impairment analysis would not have indicated a potential impairment of any of its intangible assets. To date, Inergy has not recognized any impairment on assets it has acquired.

The value of assets to be disposed of is estimated at the date a commitment to dispose the asset is made. Inergy’s estimate of any loss associated with an asset sale is dependent on certain assumptions its makes with respect to the net realizable value of the particular asset. A 10% decrease in the estimated net realizable value would have resulted in an additional loss of $0.2 million at September 30, 2009.

Self Insurance. Inergy is insured by third parties, subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims, general, product and vehicle liability, and environmental exposures. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At September 30, 2009 and 2008, Inergy’s self-insurance reserves were $19.3 million and $17.4 million, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At September 30, 2009, we had floating rate obligations totaling $212.9 million including amounts borrowed under our credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2014 to floating with aggregate notional amounts of $150 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from September 2009 levels, our combined interest expense would change by a total of approximately $2.1 million per year.

Certain counterparties have elected to call their respective interest rate swap positions. The aggregate notional amount associated with these swaps amounts to $125 million. These swaps will be called in December 2009 and we are currently evaluating our options to manage our interest rate risk.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2009 and 2008 were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of September 30, 2009 and September 30, 2008, was assets of $23.8 million and $33.3 million, respectively, and liabilities of $29.3 million and $57.0 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were (0.1) million gallons of net unbalanced positions at September 30, 2009.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and report of independent registered public accounting firm included later in this report under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) or in other factors during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the three acquisitions (collectively “the Acquisitions”) which were acquired during fiscal 2009 and are included in the 2009 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2009. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year-end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $14.4 million and $10.5 million in total assets and revenues, respectively, in the consolidated financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon our assessment, we conclude that, as of September 30, 2009, our internal control over financial reporting is effective, in all material respects, based upon those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report dated November 30, 2009 on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our General Partner Manages Inergy Holdings, L.P.

Inergy Holdings GP, LLC, our general partner, manages our operations and activities. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Our general partner may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/ 3% of the outstanding units, including units held by the general partner and its affiliates, and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of the general partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the outstanding common units. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for specific nonrecourse indebtedness or other obligations. Our general partner intends to incur indebtedness or other obligations that are nonrecourse whenever we incur such indebtedness or other obligations.

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and members of the board of directors of our general partner, Inergy Holdings GP, LLC. Executive officers and directors will serve until their successors are duly appointed or elected.

Name	Age	Position with our General Partner
John J. Sherman	54	President, Chief Executive Officer and Director
Phillip L. Elbert	51	President and Chief Operating Officer—Propane Operations
R. Brooks Sherman, Jr.	44	Executive Vice President and Chief Financial Officer
Laura L. Ozenberger	51	Senior Vice President—General Counsel and Secretary
Warren H. Gfeller	57	Director
Arthur B. Krause	68	Director
Richard T. O’Brien	55	Director

John J. Sherman has served as President, Chief Executive Officer and a director of Inergy Holdings GP, LLC since April 2005 and has also served as President, Chief Executive Officer and a director of Inergy GP, LLC since March 2001, and of Inergy’s predecessor from 1997 until July 2001. Prior to joining Inergy’s predecessor, he was a vice president with Dynegy Inc. from 1996 through 1997. He was responsible for all downstream propane marketing operations, which at the time were the country’s largest. From 1991 through 1996, Mr. Sherman was the president of LPG Services Group, Inc., a company he co-founded and grew to become one of the nation’s largest wholesale marketers of propane before Dynegy acquired LPG Services in 1996. From 1984 through 1991, Mr. Sherman was a vice president and member of the management committee of Ferrellgas, which is one of the country’s largest retail propane marketers. He also serves as a director of Great Plains Energy, Inc.

Phillip L. Elbert has served as President and Chief Operating Officer—Propane Operations since September 2007 and Executive Vice President—Propane Operations of Inergy Holdings GP, LLC since February 2006. He has also served as President and Chief Operating Officer—Propane Operations since September 2007 and Executive Vice President—Propane Operations and director of Inergy GP, LLC since March 2001. He joined Inergy’s predecessor as Executive Vice President—Operations in connection with its acquisition of the Hoosier Propane Group in January 2001. Mr. Elbert joined the Hoosier Propane Group in 1992 and was responsible for overall operations, including Hoosier’s retail, wholesale, and transportation divisions. From 1987 through 1992, he was employed by Ferrellgas, serving in a number of management positions relating to retail, transportation and supply. Prior to joining Ferrellgas, he was employed by Buckeye Gas Products, a large propane marketer, from 1981 to 1987.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. Securities and Exchange Commission regulations require directors, executive officers and greater than 10%

unitholders to furnish our company with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the reports furnished to us and written representations that no other reports were required during fiscal year ended September 30, 2009, and all section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% unitholders, were met.

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

A full discussion of the compensation programs for Inergy’s executive officers and the policies and philosophy of the compensation committee of the board of directors of Inergy will be set forth in Inergy’s annual report on Form 10-K under the heading “Executive Compensation,” and we incorporate by reference that section of Inergy’s annual report into this Item 11. Inergy’s annual report on Form 10-K will be available upon its filing on the SEC’s website at http://www.sec.gov and on Inergy’s website at http://www.inergypropane.com under the heading “Investor Central—SEC Filings.”

For more information about Inergy GP, LLC’s compensation philosophy and policies please refer to the Compensation Discussion and Analysis in the Annual Report on Form 10-K of Inergy, L.P. filed contemporaneously herewith and incorporated herein by reference.

Long-Term Incentive Plan Awards

As mentioned above, our executive officers may receive awards pursuant the Inergy Holdings Long Term Incentive Plan. These awards are designed to promote the achievement of our primary long-term strategic business objective of increasing distributable cash flow and increasing unitholder value. The Inergy Holdings Long Term Incentive Plan is designed to align the economic interests of our executive officers and directors with those of our common unitholders and to provide an incentive to our executive officers for continuous employment with Inergy’s managing general partner and its affiliates. Long-term incentive compensation is based upon the common units representing limited partnership interests in us and may consist of unit options or restricted units. We have no policy regarding the allocation of different types of equity awards; rather, we determine which type of award will be granted due to a number of different factors, including, cost to the company, perceived value to the employee and economic conditions.

We do not make systematic annual awards to the named executive officers. Generally, we believe that a two- to five-year grant cycle (and complete vesting over five years) under either the Inergy Long Term Incentive Plan or the Inergy Holdings Long Term Incentive Plan provides a balance between a meaningful retention period for us and a visible, reachable reward for the executive officers. New awards are generally synchronized with the remaining time-vesting requirements of outstanding awards in a manner designed to encourage extended retention of the named executive officers.

In determining the size of the equity awards, the compensation committee primarily considers the grant date value and vesting schedule of the awards as both a retention tool and performance incentive, the experience and skills of the executive officers as well as their contributions to our operational and financial performance, the economic and retention value of outstanding equity awards held by the executives for both our company and for Inergy, the amount of cash distributions that would be received by the executives and cost to our company. These factors are not given any specific weight; rather, they were subjectively evaluated by the compensation committee.

Prior equity awards were made under the Inergy Long Term Incentive Plan in fiscal 2002 and fiscal 2005 and under the Inergy Holdings Long Term Incentive Plan in fiscal 2008. Consistent with our general policy of not making systematic annual awards, no equity awards were made to the named executive officers in fiscal 2009.

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

Restricted Units

The Inergy Holdings Long Term Incentive Plan currently permits, and our general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, or the forfeiture for failing to achieve specified performance goals and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to employees and directors and to align their economic interests with those of our common unitholders.

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

Restricted Units

The Inergy Long Term Incentive Plan currently permits, and Inergy’s managing general partner has made, grants of restricted units. Restricted units are subject to a restricted period the terms of which are set forth in a restricted unit award agreement. In general, restricted units vest over a five-year period. The individual award agreement also sets forth the conditions under which the restricted units may become vested or forfeited, which may include, without limitation, the accelerated vesting upon the achievement of specified performance goals, or the forfeiture for failing to achieve specified performance goals and such other terms and conditions as the committee may establish. Unless otherwise specifically provided for in an award agreement, distributions are paid to the holder of the restricted units without restriction. Restricted units are designed to furnish additional compensation to Inergy’s employees and directors and to align their economic interests with those of Inergy’s common unitholders.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2009.

Warren H. Gfeller

Arthur B. Krause

Members of the Compensation Committee

Summary Compensation Table

All of our executive officers serve in the same capacities as executive officers of Inergy GP, LLC, the managing general partner of Inergy. All of the information in the following table with respect to compensation of our executive officers describes the total compensation earned for the years ended September 30, 2009, September 30, 2008, and September 30, 2007, by those officers in all capacities for us, Inergy GP, LLC and their respective subsidiaries. In this report, we refer to these four individuals as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John. J. Sherman President and Chief Executive Officer	2009	350,000	—	—		—	350,000	7,137	707,137
	2008	350,000	—	350,000	(2)	—	—	5,504	705,504
	2007	300,000	—	—		—	300,000	7,888	607,888

R. Brooks Sherman, Jr. Executive Vice President and Chief Financial Officer	2009	225,000	—	138,619		33,464	225,000	105,047	727,130
	2008	225,000	—	364,000	(2)	13,628	—	86,404	689,032
	2007	200,000	—	—		12,316	200,000	6,060	418,376

Phillip L. Elbert President and Chief Operating Officer—Propane Operations	2009	275,000	—	198,027		20,868	275,000	148,388	917,283
	2008	275,000	—	473,570	(2)	20,925	—	123,029	892,524
	2007	240,000	—	—		20,859	240,000	3,690	504,549

Laura L. Ozenberger Senior Vice President, General Counsel and Secretary	2009	200,000	—	99,014		33,464	200,000	73,512	605,990
	2008	200,000	—	99,285		16,339	200,000	64,104	579,728
	2007	175,000	50,000	—		16,225	175,000	5,944	422,169

(1)

The amounts included in the “Stock Awards” and “Option Awards” columns reflect the dollar amount of compensation expense recognized with respect to these awards for the fiscal year ended September 30, 2009, and thus include amounts attributable to awards granted in and prior to fiscal 2009. Assumptions used in the calculation of these amounts are discussed in Note 11 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers. The material terms of our outstanding LTIP awards to our executive officers are described in “Compensation Discussion and Analysis—Long-Term Incentive Plans.”

(2)

John J. Sherman, R. Brooks Sherman, Jr. and Phillip L. Elbert were awarded Inergy, L.P. restricted units in an amount equal to $350,000, $225,000 and $275,000, respectively, for their fiscal 2008 annual incentive. The restricted units were granted on December 1, 2008, with the actual number of restricted units granted based on the closing price of an Inergy, L.P common unit on such date. The restricted units were fully vested 60 days from the grant date.

(3)

Consists of: (i) distributions paid on restricted units granted under the Long-Term Incentive Plan (R. Brooks Sherman, Jr.—$99,925, Phillip L. Elbert—$142,750 and Laura L. Ozenberger—$71,375); (ii) matching contributions to Inergy’s 401(k) Plan for each named executive officer; and (iii) Inergy’s payment for the benefit of the named executive officers under Inergy’s group term life insurance policy. The partnership does not provide perquisites and other personal benefits exceeding a total value of $10,000 to any named executive officer.

Grants of Plan Based Awards Table

The following table provides information concerning each grant of an award made by Inergy to our named executive officers in the last completed fiscal year under any plan, including awards that have been transferred.

	Estimated Future Payouts Under Incentive Plan Awards			All Other Stock Awards(#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Threshold ($)	Target ($)	Maximum ($)(1)
John J. Sherman	0	350,000	350,000	22,846	350,000
R. Brooks Sherman, Jr.	0	225,000	225,000	14,687	225,000
Phillip L. Elbert	0	275,000	275,000	17,950	275,000
Laura L. Ozenberger	0	200,000	200,000	—	—

(1)	The “Maximum” amount may be increased by the discretion of the compensation committee as described above in the “Compensation Discussion and Analysis—Incentive Awards.”

(2)

The compensation committee awarded John J. Sherman, R. Brooks Sherman, Jr. and Phillip L. Elbert their fiscal 2008 incentive award in Inergy, L.P. restricted units. Although granted in fiscal 2009, these awards are reported in the Summary Compensation Table in fiscal 2008 because they are part of the named executive officers’ fiscal 2008 incentive compensation.

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

Generally, unless waived by the managing general partner of Inergy, in order for any of these individuals to receive any benefits under (i) the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan, or (ii) the performance bonus, the individual must have been continuously employed by the managing general partner of Inergy or one of our affiliates from the date of his or her employment agreement up to the date for determining eligibility to receive such amounts.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the options and restricted units outstanding as of September 30, 2009 for the named executive officers. The table includes unit options and restricted units of Inergy, L.P. (NASDAQ: NRGY) granted under the Inergy Long Term Incentive Plan and unit options and restricted units of Inergy Holdings, L.P. (NASDAQ: NRGP) granted under the Inergy Holdings Long Term Incentive Plan.

	Security	OPTION AWARDS						UNIT AWARDS
Name		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(4)
John J. Sherman	—	—		—		—	—	—	—
R. Brooks Sherman, Jr.	NRGY	—		—		—	—	—	—
	NRGP	20,000	(2)	20,000	(2)	22.50	06/19/15	35,000	1,624,000
Phillip L. Elbert	NRGY	—		—		—	—	—	—
	NRGP	—		40,000	(3)	22.50	06/19/15	50,000	2,320,000
Laura L. Ozenberger	NRGY	22,400	(1)	—		15.70	02/09/13	—	—
	NRGP	18,000	(2)	20,000	(2)	22.50	06/19/15	25,000	1,160,000

(1)	Option vested in full on February 10, 2008 (5 years from the grant date).
(2)	10,000 vested on June 20, 2009 and 20,000 will vest June 20, 2010.
(3)	Option will vest in full on June 20, 2010 (5 years from the grant date).
(4)	Market value for NRGY units based on the NASDAQ closing price of $29.78 on September 30, 2009, and market value of NRGP units based on the NASDAQ closing price of $46.40 on September 30, 2009.

Option Exercises and Stock Vested Table

The following table provides information regarding option exercises and restricted unit vesting during the fiscal year ended September 30, 2009, for the named executive officers.

	Security	Option Awards		Stock Awards
Name		Number of Units Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired On Vesting (#)		Value Realized on Vesting ($)
John J. Sherman	NRGY	—	—	22,846	(1)	538,480
R. Brooks Sherman, Jr.	NRGY	20,000	213,740	14,687	(1)	346,173
Phillip L. Elbert	NRGY	—	—	17,950	(1)	423,081
Laura L. Ozenberger	NRGY	25,000	248,288	—		—

(1)

Messrs. Sherman, Sherman and Elbert took their fiscal 2008 annual incentive award payouts in Inergy, L.P. restricted units with the number based on the cash value of their respective annual incentive awards divided by the NASDAQ closing price of NRGY common units on such date (December 1, 2008), which units fully vested on February 4, 2009 (60 days from the grant date).

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

If a termination of a named executive officer by Inergy GP, LLC without Cause were to have occurred as of September 30, 2009, our named executive officers would have been entitled to the following:

•

John J. Sherman would have received $320,833, representing base salary for the remaining 11 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following the termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

R. Brooks Sherman, Jr. would have received $168,750, representing base salary for the remaining 9 months of the term of his employment agreement (payable bi-monthly in arrears). For two years following termination of Mr. Sherman’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Phillip L. Elbert would have received $68,750, representing base salary for the remaining 3 months of the term of his employment agreement (payable bi-monthly in arrears). In addition, to receiving severance payments upon a termination of employment without Cause, Mr. Elbert is entitled to the same benefits if he terminates his employment for “Good Reason” which is defined as (i) Inergy GP, LLC requiring, as a condition of employee’s employment, that employee commit a felony or engage in conduct that is a crime under the Securities Act of 1933, as amended, or the Securities Exchange Act of

1934, as amended; and (ii) employee being required by Inergy GP, LLC to be based at any office or location that is more than 35 miles from the location where employee was employed immediately preceding the date of the voluntary or involuntary termination of employee’s employment. For up to two years following termination of Mr. Elbert’s employment he will continue to be subject to the non-competition provisions of his employment agreement.

•

Laura L. Ozenberger would have received $200,000 representing base salary for the remaining 12 months of the term of her employment agreement (payable bi-monthly in arrears). For a minimum of one year following termination of employment Ms. Ozenberger will continue to be subject to the non-competition provisions of her employment agreement.

Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan

Upon a change in control, all unit options and restricted units will automatically vest and become payable or exercisable, as the case may be, in full and any restricted periods or performance criteria will terminate or be deemed to have been achieved at the maximum level. For purposes of the Inergy Long Term Incentive Plan and Inergy Holdings Long Term Incentive Plan, a “change in control” means, and shall be deemed to have occurred upon one of the following events: (i) any sale, lease, exchange or other transfer (in one or a series of related transactions) of all or substantially all of the assets of Inergy Partners, LLC or Inergy, L.P. to any person or its affiliates, other than Inergy GP, LLC, the Partnership or any of their affiliates, or (ii) any merger, reorganization, consolidation or other transaction pursuant to which more than 50% of the combined voting power of the equity interests in Inergy GP, LLC or Inergy Partners, LLC ceases to be controlled by Inergy Holdings, L.P.

If a change in control were to have occurred as of September 30, 2009, all unvested awards held by the named executive officers under the Inergy Long Term Incentive Plan as well as the Inergy Holdings Long Term Incentive Plan would have automatically vested and become exercisable, as follows:

Name	Option Awards under the Inergy Long Term Incentive Plan (#)	Exercise Price Per Share under the Long Term Incentive Plan ($)	Option Awards under the Inergy Holdings Long Term Incentive Plan (#)	Exercise Price Per Share under the Holdings Long Term Incentive Plan ($)	Restricted Units under the Inergy Long Term Incentive Plan (#)	Restricted Units Under the Inergy Holdings Long Term Incentive Plan (#)	Total ($)(1)
John J. Sherman	—	—	—	—	—	—	—
R. Brooks Sherman, Jr.	—	—	20,000	22.50	—	35,000	2,102,000
Phillip L. Elbert	—	—	40,000	22.50	—	50,000	3,276,000
Laura L. Ozenberger	—	—	20,000	22.50	—	25,000	1,638,000

(1)

For options, the amounts included in the “Total” column are calculated by subtracting the per share exercise price under the options from the closing per share price of our common units on September 30, 2009 ($46.40), or the closing per share price of the common units of Inergy ($29.78), as applicable, and multiplying the difference by the number of units subject to the option. For restricted units the amounts included in the “Total” column are calculated by multiplying the number of restricted units by the closing per share price of our common units on September 30, 2009 ($46.40), or the closing per share price of the common units of Inergy ($29.78), as applicable.

Director Compensation Table

The following table sets forth the cash and non-cash compensation earned for the year ended September 30, 2009 by each person who served as a non-employee director of Inergy Holdings GP, LLC.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Warren H. Gfeller	37,000	14,514	16,732	3,061	71,307
Arthur B. Krause	41,000	14,514	16,732	3,061	75,307
Richard T. O’Brien	30,000	14,529	18,038	4,019	66,586

(1)

The amounts included in the “Unit Awards” and “Option Awards” columns reflect the dollar amount of compensation expense we recognized with respect to these awards for the fiscal year ended September 30, 2009, and thus include amounts attributable to awards granted in and prior to fiscal 2009. Assumptions used in the calculation of these amounts are discussed in Note 11 to our consolidated financial statements. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors.

(2)	Dollar value of distributions paid on restricted units during the fiscal year ended September 30, 2009.

Compensation of Directors

An officer of our general partner who also serves as director will not receive additional compensation. Each director receives cash compensation of $25,000 per year for attending our regularly scheduled quarterly board meetings. Each non-employee director also receives $1,000 for each special meeting of the board of directors attended. Non-employee directors receive $1,000 per compensation, audit, or conflicts committee meeting attended. The chairman of the audit committee receives an annual fee of $5,000 per year and the chairman of the compensation committee receives an annual fee of $1,000 per year. In addition, each non-employee director receives an annual grant of restricted units under the Inergy Holdings Long Term Incentive Plan equal to $25,000 in value. Accordingly, on January 2, 2009, Messrs. Gfeller, Krause and O’Brien each received 1,068 units under the Inergy Holdings Long Term Incentive Plan. These units vest ratably over three years beginning one year from the grant date. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified for actions associated with being a director to the extent permitted under Delaware law. Messrs. Krause and Gfeller also receive compensation for their service on the board of directors of Inergy GP, LLC, which is not reflected in the table above.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors of our managing general partner oversees the compensation of our executive officers. Warren H. Gfeller and Arthur B. Krause serve as the members of the compensation committee, and neither of them was an officer or employee of our company or any of its subsidiaries during fiscal 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

Inergy Holdings, L.P.

The following table sets forth certain information as of October 30, 2009, regarding the beneficial ownership of our units by:

•	each person who beneficially owned more than 5% of such units then outstanding;

•	each of the named executive officers of our general partner;

•	each of the directors of our general partner; and

•	all of the directors and named executive officers of our general partner and the managing general partner of Inergy as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders, as the case may be.

Name of Beneficial Owner(1)	Units	Percent
John J. Sherman(2)	7,938,879	39.15%
Swank Capital, LLC	1,164,584	5.74%
Andrew L. Atterbury	1,095,085	5.40%
William C. Gautreaux(3)	1,065,132	5.25%
Phillip L. Elbert(4)	905,732	4.47%
R. Brooks Sherman, Jr.	397,558	1.96%
Laura L. Ozenberger	32,769	*
Warren H. Gfeller	13,970	*
Arthur B. Krause	11,576	*
Richard T. O’Brien	1,709	*
All directors and named executive officers of our general partner and directors and named executive officers of Inergy’s managing general partner as a group (9 persons)	9,327,537	46.00%

*	Less than 1%
(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)

Mr. Sherman may be deemed to beneficially own 7,936,826 common units held through various trusts, of which Mr. Sherman serves as either the trustee or co-trustee, and 2,053 units through the Employee Unit Purchase Plan.

(3)	Mr. Gautreaux may be deemed to beneficially own 969,471 common units held through various trusts of which Mr. Gautreaux serves as either the trustee or co-trustee.
(4)	Mr. Elbert may be deemed to beneficially own 855,732 common units held through various trusts of which Mr. Elbert serves as either the trustee or co-trustee.

Inergy Holdings GP, LLC

The following table shows the beneficial ownership of Inergy Holdings GP, LLC, as of October 30, 2009.

Name of Beneficial Owner(1)	Beneficial Ownership Percent (2)
John J. Sherman(3)	57.03%
David G. Dehaemers, Jr.	6.24%
Phillip L. Elbert	6.16%
Paul E. McLaughlin	7.18%
Andrew L. Atterbury	7.08%
William C. Gautreaux(4)	6.98%
Carl A. Hughes(5)	6.74%
R. Brooks Sherman, Jr.	2.60%
All directors and named executive officers of our general partner and directors and named executive officers of Inergy’s managing general partner as a group (9 persons)	65.79%

(1)	The address of each person listed above is Two Brush Creek Boulevard, Suite 200, Kansas City, Missouri 64112.
(2)

Voting rights currently attach only to Mr. John Sherman’s ownership interest. In the event Mr. John Sherman’s ownership fails to exceed 33%, the remaining owners of our general partner will acquire voting rights in proportion to their ownership interest.

(3)

Mr. Sherman may be deemed to beneficially own all of the common units held by the John J. Sherman Revocable Trust dated May 4, 1994, and the John J. Sherman 2005 Grantor Retained Annuity Trust I under trust indenture dated March 31, 2005, of which Mr. Sherman serves as the trustee or co-trustee.

(4)	Mr. Gautreaux may be deemed to beneficially own all of the common units, through various trusts, of which Mr. Gautreaux serves as the trustee or co-trustee.
(5)

Mr. Hughes may be deemed to beneficially own all of the common units held by the Carl A. Hughes Revocable Trust dated September 13, 2002, and the Carl A. Hughes 2005 Grantor Retained Annuity Trust under trust indenture dated March 31, 2005, of which Mr. Hughes serves as the trustee or co-trustee.

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

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 7.8%; and

•

all of the incentive distribution rights in Inergy, which entitle us to receive increasing percentages, up to a maximum of 48.0%, of any cash distributed by Inergy as certain target distribution levels are reached in excess of $0.33 per Inergy unit in any quarter.

Our Relationship with Inergy’s General Partners

Inergy GP, LLC, Inergy’s managing general partner, manages the operations and activities of Inergy. Inergy Partners, LLC, Inergy’s non-managing general partner, owns an approximate 0.8% general partner interest in Inergy. Distributions and payments are made by Inergy to its non-managing general partner and its affiliates in connection with the ongoing operations of Inergy. These distributions and payments are determined by and among affiliated entities and are not the result of arm’s length negotiations.

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

During fiscal 2009, we received $48.1 million in distributions related to our approximate 0.8% general partner interest and incentive distribution rights and $12.3 million related to our approximate 7.8% limited partner interest.

Inergy’s managing general partner and its affiliates do not receive any management fee or other compensation for the management of Inergy. Its managing general partner and its affiliates are reimbursed, however, for direct and indirect expenses incurred on Inergy’s behalf. The expense reimbursement to Inergy’s managing general partner and its affiliates was $3.1 million for the fiscal year ended September 30, 2009, and $3.5 million for the fiscal years ended September 30, 2008 and 2007, with the reimbursement related primarily to personnel costs.

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

Related Party Transactions Involving Inergy

On occasion, Holdings reimburses Inergy for expenses paid on our behalf. The expenses that we reimburse predominantly include insurance and professional fees. These expenses for the years ended September 30, 2009, 2008 and 2007, amounted to $0.5 million, $0.2 million and $0.4 million, respectively. At September 30, 2009 and 2008, Holdings had an amount due to Inergy of $0.1 million and $0.2 million, respectively.

Review, Approval or Ratification of Transactions with Related Persons

Our Related Person Transactions Policy applies to any transaction since the beginning of our fiscal year (or currently proposed transaction) in which we or any of our subsidiaries was or is to be a participant, the amount involved exceeds $120,000 and any director, director nominee, executive officer, 5% or greater unitholder (or their immediate family members) had, has or will have a direct or indirect material interest. A transaction that would be covered by this policy would include, but not be limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships.

Under our Related Person Transactions Policy, related person transactions may be entered into or continue only if the transaction is deemed to be “fair and reasonable” to us, in accordance with the terms of our Partnership Agreement. Under our Partnership Agreement, transactions that represent a “conflict of interest” may be approved in one of three ways and, if approved in any of those ways, will be considered “fair and reasonable” to us and the holders of our common units. The three ways enumerated in our Related Person Transactions Policy for reaching this conclusion include:

(i)	approval by the Conflicts Committee of the Board (the “Conflicts Committee”) under Section 7.9 of the Partnership Agreement (“Special Approval”);

(ii)	approval by our Chief Executive Officer applying the criteria specified in Section 7.9 of the Partnership Agreement if the transaction is in the normal course of the Partnership’s business and is (a) on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties or (b) fair to the Partnership, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership); and

(iii)	approval by an independent committee of the Board (either the Audit Committee or a Special Committee) applying the criteria in Section 7.9 of the Partnership Agreement.

Once a transaction is approved in any of these ways, it is “fair and reasonable” and accordingly deemed (i) approved by all of our partners and (ii) not to be a breach of any fiduciary duties of general partner.

Our general partner determines in its discretion which method of approval is required depending on the circumstances.

A related person transaction that is approved by the conflicts committee is, as discussed in greater detail above, conclusively deemed to be fair and reasonable to us. When approving a related party transaction, the conflicts committee considers all factors it considers relevant, reasonable or appropriate under the circumstances, including the relative interests of any party to the transaction, customary industry practices and generally accepted accounting principles.

Under our Partnership Agreement, in the absence of bad faith by the general partner, the resolution, action or terms so made, taken or provided by the general partner with respect to approval of the related party transaction will not constitute a breach of the Partnership Agreement or any standard of fiduciary duty.

Under our Related Person Transactions Policy, as well as under our Partnership Agreement, there is no obligation to take any particular conflict to the conflicts committee—empanelling that committee is entirely at the discretion of the general partner. In many ways, the decision to engage the conflicts committee can be analogized to the kinds of transactions for which a Delaware corporation might establish a special committee of independent directors. The general partner considers the specific facts and circumstances involved. Relevant facts would include:

•

the nature and size of the transaction (e.g., transaction with a controlling unitholder, magnitude of consideration to be paid or received, impact of proposed transaction on the general partner and holders of common units);

•	the related person’s interest in the transaction;

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

•	if applicable, the availability of other sources of comparable services or products; and

•	the financial costs involved, including costs for separate financial, legal and possibly other advisors at our expense.

When determining whether a related person transaction is in the normal course of our business and is (a) on terms no less favorable to us than those generally being provided to or available from unrelated third parties or (b) fair to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us), the general partner considers any facts and circumstances that it deems to be relevant, including:

•	the terms of the transaction, including the aggregate value;

•	the business purpose of the transaction;

•	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

•	whether the terms of the transaction are comparable to the terms that would exist in a similar transaction with an unaffiliated third party;

•	any customary or accepted industry practices;

•	any applicable generally accepted accounting practices or principles; and

•	such additional factors as the general partner or the conflicts committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our and Inergy’s annual financial statements and for other services rendered for the years ended September 30, 2009 and 2008 (in millions):

For the fiscal year ended September 30,	2009	2008
Inergy Holdings, L.P.:
Audit fees(1)	$0.1	$0.1
Audit-related fees(2)	—	—

Total	$0.1	$0.1

Inergy, L.P.
Audit fees(1)	$2.5	$2.2
Audit-related fees(2)	—	0.6

Total	$2.5	$2.8

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

Following the establishment of the audit committee of our general partner, the audit committee reviewed and approved all audit and non-audit services provided to us by Ernst & Young during fiscal year 2009 prior to the commencement of such services. For information regarding the audit committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant, see our audit committee charter on our website at www.inergypropane.com.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

See Index Page for Financial Statements located on page 95.

2.	Financial Statement Schedules:

Schedule I: Parent Only Financial Statements located on page 139

Schedule II: Valuation and Qualifying Accounts located on page 141

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit Number	Description
*2.1	Purchase Agreement dated as of July 8, 2005, among Inergy Acquisition Company, LLC, Inergy Storage, Inc., Inergy Stagecoach II, LLC, Stagecoach Holding, LLC, Stagecoach Energy, LLC and Stagecoach Holding II, LLC (incorporated herein by reference to Exhibit 2.1 to Inergy Holdings, L.P.’s Form 8-K filed on July 12, 2005)

*3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005)

*3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005)

*4.1	Specimen Certificate representing common units (filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-122466) and incorporated herein by reference).

*4.2	Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2B to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.3	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.2C to Inergy, L.P.’s Annual Report on Form 10-K filed on December 7, 2004)

*4.4	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Inergy, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy, L.P.’s Current Report on Form 8-K filed on January 24, 2005)

*4.5	Registration Rights Agreement dated as of August 9, 2005 by and between Inergy, L.P. and Inergy Holdings, L.P (incorporated herein by reference to Exhibit 4.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.1	Amended and Restated Inergy Holdings, L.P. Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 18, 2008)***

*10.2	Credit Agreement dated as of July 22, 2005 among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Quarterly Report on Form 10-Q filed on August 9, 2006)

*10.2A	Second Amendment to Credit Agreement among Inergy Holdings, L.P., IPCH Acquisition Corp. and Enterprise Bank and Trust (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on January 31, 2008)

*10.3	5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.3A	Amendment to the 5-Year Credit Agreement dated as of December 17, 2004, among Inergy, L.P., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper, Inc. and Wachovia Bank, National Association, as Co-Syndication Agents, and Fleet National Bank and Bank of Oklahoma, National Association, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Inergy, L.P.’s Form 8-K filed on November 14, 2005)

*10.4	Guaranty dated as of December 17, 2004 among Inergy Propane, LLC, L & L Transportation, LLC, Inergy Transportation, LLC, Inergy Sales & Service, Inc., Inergy Finance Corp., Inergy Acquisition Company, LLC, Stellar Propane Service, LLC and Inergy Gas, LLC in favor of JPMorgan Chase Bank, N.A., as Administrative Agent for the benefit of the Holders of Secured Obligations under the Credit Agreements (incorporated herein by reference to Exhibit 10.3 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.5	Pledge and Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the other Subsidiaries of Inergy, L.P. listed on the signature pages thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders party to the Credit Agreements (incorporated herein by reference to Exhibit 10.4 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.6	Trademark Security Agreement dated as of December 17, 2004 among Inergy, L.P. and the subsidiaries of Inergy, L.P. listed on the signature page attached thereto and JPMorgan Chase Bank, N.A., as administrative agent on behalf of itself and on behalf of the Holders of Secured Obligation under the Credit Agreements (incorporated herein by reference to Exhibit 10.5 to Inergy, L.P.’s Current Report on Form 8-K filed on December 22, 2004)

*10.7	Interest Purchase Agreement, dated November 18, 2004, among Star Gas Partners, L.P., Star Gas LLC, Inergy Propane, LLC and Inergy, L.P. (incorporated herein by reference to Exhibit 2.1 to Inergy, L.P.’s Current Report)

*10.8	Registration Rights Agreement dated December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.9	Indenture dated as of December 22, 2004, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to Inergy, L.P.’s Current Report on Form 8-K filed on December 27, 2004)

*10.10	Inergy Long Term Incentive Plan (as amended and restated August 14, 2008) (incorporated herein by reference to Exhibit 10.1 to Inergy, L.P.’s Form 8-K filed on August 18, 2008)***

*10.11	Promissory Note (incorporated herein by reference to Exhibit 10.13 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.12	Form of Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.14 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005)

*10.13	Form of Inergy Holdings, L.P. Employee Unit Purchase Plan (incorporated herein by reference to Exhibit 10.15 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.14	First Amendment to Interest Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 11, 2005)

*10.15	Form of Unit Option Grant (incorporated herein by reference to Exhibit 10.17 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)***

*10.16	Unitholder Agreement dated as of April 14, 2005 among Inergy Holdings, LLC and the unitholders named therein (incorporated herein by reference to Exhibit 10.18 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005)

*10.17	Special Unit Purchase Agreement dated as of August 9, 2005 between Inergy, L.P. and Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.18	Registration Rights Agreement dated January 17, 2006, among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.19	Indenture dated as of January 17, 2006 among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association (incorporated herein by reference to Exhibit 4.2 to Inergy L.P.’s Form 8-K filed on January 18, 2006)

*10.20	Credit Agreement, dated as of August 9, 2005, between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.2 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on August 12, 2005)

*10.20A	Second Amendment to Credit Agreement between Inergy Holdings, L.P. and Southwest Bank of St. Louis (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on January 31, 2008)

*10.21	Common Unit Purchase Agreement (incorporated by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on May 25, 2007)

*10.22	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.22 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on November 29, 2007)

*10.23	Summary of Non-Employee Director Compensation (incorporated herein by reference to Exhibit 10.1 to Inergy Holdings, L.P.’s Current Report on Form 8-K filed on February 14, 2006)***

*10.24	Indenture dated as of February 2, 2009 among Inergy, L.P., Inergy Finance Corp., the Guarantors named therein and US Bank National Association (incorporated by reference to Exhibit 4.1 to Inergy, L.P.’s Form 8-K filed on February 3, 2009)

*14.1	Inergy Holdings’ Code of Business Ethics and Conduct (incorporated herein by reference to Exhibit 14.1 to Inergy Holdings, L.P.’s Annual Report on Form 10-K filed on December 19, 2005)

**21.1	List of subsidiaries of Inergy Holdings, L.P.

**23.1	Consent of Ernst & Young LLP

**31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

**32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**99.1	Audited balance sheet of Inergy Holdings GP, LLC

*	Previously filed
**	Filed herewith
***	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Financial Statements

September 30, 2009 and 2008 and each of the

Three Years in the Period Ended

September 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Inergy Holdings, L.P. and Subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inergy Holdings, L.P. and Subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders of Inergy Holdings, L.P.

We have audited Inergy Holdings, L.P. and Subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inergy Holdings, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its fiscal 2009 acquisitions, which are included in the 2009 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and constituted $14.4 million of total assets as of September 30, 2009, and $10.5 million of revenues, for the year then ended. Our audit of internal control over financial reporting of Inergy Holdings, L.P. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of its fiscal 2009 acquisitions.

In our opinion, Inergy Holdings, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Inergy Holdings, L.P. and Subsidiaries and our report dated November 30, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri

November 30, 2009

Inergy Holdings, L.P. and Subsidiaries

Consolidated Balance Sheets

(in millions, except unit information)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11.7	$17.4
Accounts receivable, less allowance for doubtful accounts of $2.7 million and $6.4 million at September 30, 2009 and 2008, respectively	94.7	139.4
Inventories (Note 4)	96.5	99.9
Assets from price risk management activities	23.8	33.3
Prepaid expenses and other current assets	20.8	22.7

Total current assets	247.5	312.7

Property, plant and equipment (Note 4)	1,555.2	1,275.0
Less: accumulated depreciation	327.9	244.7

Property, plant and equipment, net	1,227.3	1,030.3

Intangible assets (Note 4):
Customer accounts	277.4	266.7
Other intangible assets	133.4	127.4

	410.8	394.1
Less: accumulated amortization	133.4	105.8

Intangible assets, net	277.4	288.3

Goodwill	394.5	463.2
Other assets	7.4	4.0

Total assets	$2,154.1	$2,098.5

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$71.8	$114.9
Accrued expenses	74.2	69.0
Customer deposits	60.1	87.7
Liabilities from price risk management activities	29.3	57.0
Current portion of long-term debt (Note 7)	22.0	60.5

Total current liabilities	257.4	389.1

Long-term debt, less current portion (Note 7)	1,102.8	1,078.7
Other long-term liabilities	0.9	1.0
Deferred income taxes	21.0	20.6
Interest of non-controlling partners in Inergy, L.P.	727.2	568.6
Interest of non-controlling partners in ASC’s subsidiaries	4.3	3.6

Partners’ capital (deficit) (Note 10)
Common unitholders (20,276,611 and 20,239,657 units issued and outstanding as of September 30, 2009 and 2008, respectively)	38.8	38.8
Accumulated other comprehensive income (loss)	1.7	(1.9)

Total partners’ capital	40.5	36.9

Total liabilities and partners’ capital	$2,154.1	$2,098.5

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Operations

(in millions, except per unit data)

	Year Ended September 30,
	2009	2008	2007
Revenue:
Propane	$1,124.4	$1,386.8	$1,150.4
Other	446.2	492.1	332.7

	1,570.6	1,878.9	1,483.1
Cost of product sold (excluding depreciation and amortization as shown below)
Propane	737.4	1,053.0	820.0
Other	259.5	323.7	206.1

	996.9	1,376.7	1,026.1

Gross profit	573.7	502.2	457.0
Expenses:
Operating and administrative	280.5	266.6	248.6
Depreciation and amortization	115.8	98.0	83.4
Loss on disposal of assets	5.2	11.5	8.0

Operating income	172.2	126.1	117.0
Other income (expense):
Interest expense, net	(70.5)	(62.6)	(54.4)
Other income	0.1	1.0	1.9

Income before gain on issuance of units in Inergy, L.P., income taxes and interest of non-controlling partners in Inergy, L.P. and ASC	101.8	64.5	64.5
Gain on issuance of units in Inergy, L.P.	8.0	—	80.6
Provision for income taxes	(1.7)	(1.4)	(6.5)
Interest of non-controlling partners in Inergy, L.P.’s net income	(49.6)	(26.2)	(36.0)
Interest of non-controlling partners in ASC’s consolidated net income	(1.4)	(1.4)	—

Net income	$57.1	$35.5	$102.6

Partners’ interest information:
Less distribution paid on restricted units	$0.6	$0.5	$—

Net income available to limited partners’ units	$56.5	$35.0	$102.6

Net income per limited partner unit:
Basic	$2.82	$1.75	$5.13

Diluted	$2.80	$1.73	$5.06

Weighted average limited partners’ units outstanding (in thousands):
Basic	20,032	20,011	20,003
Dilutive units	117	211	255

Diluted	20,149	20,222	20,258

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Partners’ Capital

(in millions)

	Partners’ Common Interest (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at September 30, 2006	$(18.0)	$(0.7)	$(18.7)
Net proceeds from issuance of common units	75.5	—	75.5
Redemption of partners’ interests	(75.8)	—	(75.8)
Net proceeds from common unit options exercised	0.2	—	0.2
Distributions	(35.3)	—	(35.3)
Comprehensive income:
Net income	102.6	—	102.6
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	2.4	2.4

Comprehensive income			105.0

Balance at September 30, 2007	49.2	1.7	50.9

Net proceeds from common unit options exercised	0.4	—	0.4
Distributions	(46.3)	—	(46.3)
Comprehensive income:
Net income	35.5	—	35.5
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	(3.6)	(3.6)

Comprehensive income			31.9

Balance at September 30, 2008	38.8	(1.9)	36.9

Net proceeds from common unit options exercised	0.7	—	0.7
Distributions	(57.8)	—	(57.8)
Comprehensive income:
Net income	57.1	—	57.1
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	3.6	3.6

Comprehensive income			60.7

Balance at September 30, 2009	$38.8	$1.7	$40.5

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Year Ended September 30,
	2009	2008	2007
Operating activities
Net income	$57.1	$35.5	$102.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	88.8	73.7	59.7
Amortization	27.0	24.3	23.7
Amortization of deferred financing costs and net bond discount	5.2	2.3	2.5
Unit-based compensation charges	3.1	3.5	0.7
Provision for doubtful accounts	3.7	5.7	3.3
Loss on disposal of assets	5.2	11.5	8.0
Gain on issuance of units in Inergy, L.P.	(8.0)	—	(80.6)
Interest of non-controlling partners in Inergy, L.P.’s net income (loss)	49.6	26.2	36.0
Interest of non-controlling partners in ASC’s consolidated net income	1.4	1.4	—
Deferred income taxes	0.4	(0.1)	4.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	41.4	(18.2)	(19.2)
Inventories	3.9	8.2	8.4
Prepaid expenses and other current assets	1.6	(1.3)	(5.7)
Other assets (liabilities)	0.1	(0.8)	3.0
Accounts payable	(44.8)	7.2	16.4
Accrued expenses	11.0	(6.8)	(1.7)
Customer deposits	(27.5)	18.6	(17.9)
Net assets (liabilities) from price risk management activities	18.0	(10.7)	19.5

Net cash provided by operating activities	237.2	180.2	163.5

Investing activities
Acquisitions, net of cash acquired	(12.1)	(215.1)	(99.6)
Purchases of property, plant and equipment	(224.8)	(200.1)	(100.9)
Proceeds from sale of assets	7.0	29.3	13.1
Other	(0.7)	(0.8)	(0.4)

Net cash used in investing activities	(230.6)	(386.7)	(187.8)

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in millions)

	Year Ended September 30,
	2009	2008	2007
Financing activities
Proceeds from the issuance of long-term debt	$884.9	$1,033.4	$434.0
Premium on issuance of long-term debt	—	4.0	—
Principal payments on long-term debt	(909.1)	(662.4)	(388.3)
Net proceeds from issuance of Inergy, L.P. common units	201.2	—	104.5
Net proceeds from issuance of common units	—	—	75.5
Redemption of partners’ interests	—	—	(75.8)
Distributions to non-controlling partners in Inergy, L.P.	(126.8)	(110.1)	(98.6)
Distributions to non-controlling partners in ASC	(0.7)	(0.8)	—
Distributions	(57.8)	(46.3)	(35.3)
Payments for deferred financing costs	(5.5)	(3.5)	—
Net proceeds from unit options exercised of Inergy, L.P.	0.8	1.3	3.9
Net proceeds from unit options exercised	0.7	0.4	0.2

Net cash provided by (used in) financing activities	(12.3)	216.0	20.1

Net increase (decrease) in cash	(5.7)	9.5	(4.2)
Cash at beginning of period	17.4	7.9	12.1

Cash at end of period	$11.7	$17.4	$7.9

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$66.7	$65.4	$55.4

Cash paid during the year for income taxes	$1.7	$1.7	$1.4

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$4.3	$5.3	$5.5

Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.2)	$11.3	$0.5

Increase in the fair value of interest rate swap and related long-term debt	$3.7	$4.5	$1.1

Goodwill related to the conversion of Inergy, L.P. special units	$—	$—	$10.8

Acquisitions, net of cash acquired:
Current assets	$0.7	$21.1	$0.4
Property, plant and equipment	79.4	111.8	76.5
Intangible assets, net	8.7	28.1	13.4
Goodwill (Note 3)	(68.8)	95.8	14.9
Other assets	—	0.7	—
Current liabilities	(1.2)	(6.0)	(5.6)
Issuance of equity	(6.7)	(20.1)	—
Other liabilities	—	(16.3)	—

Total acquisitions, net of cash acquired	$12.1	$215.1	$99.6

The accompanying notes are an integral part of these consolidated financial statements.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Organization

Inergy Holdings, L.P. (formerly Inergy Holdings, LLC) (the “Company” or “Holdings”) was formed on November 12, 1996 as a Delaware limited liability company. The Company shall exist as a separate legal entity until the cancellation of the certificate of conversion and the certificate of limited partnership as provided in the Delaware Revised Uniform Limited Partnership Act (the Delaware Act). The limited partners have no liability in excess of contributions to the Company. The general partner of the Company is Inergy Holdings GP, LLC. The Company has no operations of its own but is engaged in the investment in propane and other natural gas liquids companies. The voting partners of the Company holding the majority of the common interest conduct the business affairs of the Company. Inergy Partners, LLC, the non-managing general partner of Inergy, L.P. and holder of the approximate 0.8% general partner interest therein, and Inergy GP, LLC, the managing general partner of Inergy, L.P. (“Inergy” or the “Partnership”), are both wholly owned subsidiaries of the Company.

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

Inergy is managed by Inergy GP, LLC. Pursuant to the Partnership Agreement, Inergy GP, LLC or any of its affiliates is entitled to reimbursement for all direct and indirect expenses incurred or payments made on behalf of Inergy and all other necessary or appropriate expenses allocable to Inergy or otherwise reasonably incurred by Inergy GP, LLC in connection with operating Inergy’s business. These costs, which totaled $3.1 million for the fiscal year ended September 30, 2009, and $3.5 million for each of the fiscal years ended September 30, 2008 and 2007, include compensation, bonuses and benefits paid to officers and employees of Inergy GP and its affiliates.

As of September 30, 2009, Holdings owns an aggregate 8.6% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.8% general partnership interest and a 7.8% limited partnership interest. The Company also owns all of the incentive distribution rights provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

Nature of Operations

Inergy is engaged primarily in the sale, distribution, storage, marketing, trading, processing and fractionation of propane, natural gas and other natural gas liquids. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings, as well as for agricultural purposes. Inergy’s operations are primarily concentrated in the Midwest, Northeast and South regions of the United States.

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

Reclassifications

The consolidated balance sheet for the year ended September 30, 2008 reflects an increase to both accounts receivable and accounts payable of $9.8 million. Certain other prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

Note 2. Summary of Significant Accounting Policies

Financial Instruments and Price Risk Management

Inergy utilizes certain derivative financial instruments to (i) manage its exposure to commodity price risk, specifically, the related change in the fair value of inventories, as well as the variability of cash flows related to forecasted transactions; (ii) to ensure adequate physical supply of commodity will be available; and (iii) manage its exposure to interest rate risk associated with fixed rate borrowings. Inergy records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of these derivative financial instruments are recorded either through current earnings or as other comprehensive income, depending on the type of transaction.

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. These derivatives are recorded at fair value on the balance sheet as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. Any ineffective portion of the fair value hedges is recognized as cost of product sold in the current period. Inergy recognized a $0.2 million net gain in the year ended September 30, 2009, related to the ineffective portion of its fair value hedging instruments. In addition, for the year ended September 30, 2009, Inergy recognized a net loss of $0.1 million related to the portion of fair value hedging instruments that it excluded from its assessment of hedge effectiveness.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in other comprehensive income in partner’s capital and reclassified into earnings in the same period in which the hedge transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. The Company’s Accumulated other comprehensive income (loss) related to its investment in Inergy was $1.7 million and $(1.9) million at September 30, 2009 and 2008, respectively.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of its product sales and storage sale but are not included in cost of product sold. These amounts were $134.6 million, $131.0 million and $114.7 million during the years ended September 30, 2009, 2008 and 2007, respectively.

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

Inergy enters into netting agreements with certain wholesale customers to mitigate its credit risk. Realized gains and losses reflected in the Company’s receivables and payables are reflected at a net balance to the extent a netting agreement is in place and Inergy intends to settle on a net basis. Unrealized gains and losses reflected in the Company’s assets and liabilities from price risk management activities are reflected on a net basis to the extent a netting agreement is in place.

Two suppliers, BP Amoco Corp. (12%) and Sunoco, Inc. (11%), accounted for 23% of propane purchases during the past fiscal year. Inergy believes that contracts with these suppliers will enable it to purchase most of its supply needs at market prices and ensure adequate supply. No other single supplier accounted for more than 10% of propane purchases in the current year.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at September 30, 2009 and 2008 amount to $53.7 million and $36.4 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and improvements	25 - 40
Office furniture and equipment	3 – 10
Vehicles	5 – 10
Tanks and plant equipment	5 – 30

Salt deposits are depleted on a unit of production method.

Inergy reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Inergy has determined that no impairment exists as of September 30, 2009. See Note 4 for a discussion of assets held for sale at September 30, 2009 and 2008.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Trademarks have been assigned an indefinite economic life and are not being amortized, but are subject to an annual impairment evaluation.

Estimated amortization, including amortization of deferred financing costs reported as interest expense, for the next five years ending September 30, is as follows (in millions):

Year Ending September 30,
2010	$30.0
2011	27.5
2012	25.8
2013	25.6
2014	25.4

Goodwill

Goodwill is recognized for various acquisitions by Inergy as the excess of the cost of the acquisitions over the fair value of the related net assets at the date of acquisition. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

In connection with the goodwill impairment evaluation, Inergy identified five reporting units. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount.

Inergy has completed the impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2009.

Income Taxes

The earnings of the Company, its limited liability subsidiaries and Inergy are included in the Federal and state income tax returns of the individual members or partners. However, legislation in certain states allows for taxation of partnerships, and as such, certain state taxes for Inergy have been included in the accompanying financial statements as income taxes due to the nature of the tax in those particular states. In addition, Federal and state income taxes are provided on the earnings of the subsidiaries incorporated as taxable entities (IPCHA and Services). The Company is required to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using expected rates in effect for the year in which differences are expected to reverse.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Customer Deposits

Customer deposits primarily represent cash received by Inergy from wholesale and retail customers for propane purchased under contract that will be delivered at a future date.

Computer Software Costs

The Company includes costs associated with the acquisition of computer software in property, plant and equipment. Inergy amortizes computer software costs on a straight-line basis over expected periods of benefit, which generally are five years.

Fair Value

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of September 30, 2009, the estimated fair value of Inergy’s fixed-rate Senior Notes, based on available trading information, totaled $1,041.3 million compared with the aggregate principal amount at maturity of $1,050.0 million. Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million revolving working capital facility (“Working Capital Facility”) and a $350 million revolving acquisition facility (“Acquisition Facility”). The carrying value of amounts outstanding under the Credit Agreement of $27.2 million at September 30, 2009, approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Holdings’ credit agreement (“Bank Facility”) consists of a $14 million revolver for Inergy Holdings, L.P. and a $6 million revolver for IPCH Acquisition Corp. The carrying value of amounts outstanding under the Bank Facility of $6.5 million at September 30, 2009, approximate fair value due primarily to the floating interest rate associated with the Bank Facility. The carrying value of Holdings’ $25 million term loan with a bank (“Term Loan”) at September 30, 2009, approximates fair value due primarily to the floating interest rate associated with the Term Loan.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income, which is solely comprised of the Company’s allocation of Inergy’s unrealized gains and losses on derivative financial instruments. Accumulated other comprehensive income (loss) at September 30, 2009, 2008 and 2007 was $1.7 million, $(1.9) million and $1.7 million, respectively, and consisted entirely of the allocation of Inergy’s unrealized gains (losses) on derivative instruments.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Diluted net income per limited partner unit is computed by dividing net income, after considering priority distributions, by the weighted average number of units outstanding and the effect of dilutive units granted under the Long Term Incentive Plan.

Accounting for Unit-Based Compensation

The Company and Inergy each have a unit-based employee compensation plan and all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values.

The amount of compensation expense recorded by Inergy during the years ended September 30, 2009, 2008 and 2007 was $3.1 million, $3.5 million and $0.7 million, respectively. The compensation expense for the years ended September 30, 2009, 2008 and 2007, includes $1.4 million, $1.1 million and $0.3 million, respectively, of unit-based compensation expense on Inergy Holdings, L.P. units.

Segment Information

There are certain accounting requirements that establish standards for reporting information about operating segments, as well as related disclosures about products and services, geographic areas, and major customers. Further, they define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. In determining its reportable segments, Inergy examined the way it organizes its business internally for making operating decisions and assessing business performance. See Note 15 for disclosures related to the Company’s propane and midstream segments.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 825-10 (“825-10”), originally issued as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” was issued in February 2007 to permit entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted 825-10 on October 1, 2008. The adoption of 825-10 did not have an impact on the Company’s financial statements.

FASB Accounting Standards Codification Subtopic 820-10 (“820-10”), originally issued as SFAS No. 157, “Fair Value Measurements” was issued in September 2006 to define fair value, establish a framework for measuring fair value according to generally accepted accounting principles, and expand disclosures about fair value measurements. The Company adopted 820-10 on October 1, 2008. The adoption of 820-10 required certain additional footnote disclosures (Note 6), however, it did not have a significant impact on any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

FASB Accounting Standards Codification Subtopic 210-20 (“210-20”), originally issued as FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” was issued in April 2007 to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

under master netting arrangements. The Company adopted 210-20 on October 1, 2008 and elected to change its accounting policy for derivative instruments executed with the same counterparty under a master netting agreement. Inergy’s policy is to offset fair value amounts of derivative instruments and cash collateral paid or received with the same counterparty under a master netting arrangement. This change in accounting policy has been presented retroactively. The adoption of 210-20 had the following impact on the September 30, 2008 consolidated balance sheet (in millions):

	Original Value	Adjustment	Adjusted Value
Assets from price risk management activities	$79.2	$(45.9)	$33.3
Prepaid expenses and other current assets	46.9	(24.2)	22.7
Accrued expenses	89.6	(20.6)	69.0
Customer deposits	96.5	(8.8)	87.7
Liabilities from price risk management activities	97.7	(40.7)	57.0

FASB Accounting Standards Codification Subtopic 815-10 (“815-10”), originally issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” was issued in March 2008 and applies to all derivative instruments and related hedged items. 815-10 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company adopted 815-10 on March 31, 2009. The adoption of 815-10 required certain additional disclosures (Note 5), however, it did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

FASB Accounting Standards Codification Subtopic 805-10 (“805-10”), originally issued as SFAS No. 141 (revised 2007), “Business Combinations” was issued in December 2007 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. 805-10 also establishes disclosure requirements designed to enable users to evaluate the nature and financial effects of the business combination. 805-10 is required to be adopted by the Company for business combinations for which the acquisition date is on or after October 1, 2009.

FASB Accounting Standards Codification Subtopic 810-10 (“810-10”), originally issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. 810-10 is required to be adopted by the Company for the fiscal quarter ended December 31, 2009. The Company is evaluating the potential financial statement impact of 810-10 to its consolidated financial statements.

FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” was ratified in June 2008 and applies to the calculation of earnings per share (“EPS”) under FASB Accounting Standards Codification Subtopic 260-10 (“260-10”), originally issued as SFAS 128, “Earnings Per Share” for share-based payment awards with rights to dividends or dividend equivalents. 260-10 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

participating securities and shall be included in the computation of EPS pursuant to the two-class method. 260-10 is required to be adopted by the Company for the fiscal quarter ended December 31, 2009. The Company is evaluating the potential financial statement impact of 260-10 to its consolidated financial statements.

In May 2009, the FASB issued FASB Accounting Standards Codification Subtopic 855-10 (“855-10”), originally issued as SFAS No. 165, “Subsequent Events”. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted 855-10 on June 30, 2009. The adoption of 855-10 required the Company to disclose the date through which subsequent events have been evaluated and the basis for that date (Note 19). The adoption of 855-10 did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

In June 2009, the FASB issued FASB Accounting Standards Codification Subtopic 105-10 (“105-10”), originally issued as SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, to supersede FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and reorganize the standards applicable to financial statements of nongovernmental entities that are presented in conformity with GAAP. The purpose of the codification was to provide a single source of authoritative nongovernmental GAAP literature. The codification was not intended to create new accounting standards or guidance. While the codification includes portions of SEC content related to matters within the basic financial statements for user convenience, it does not contain all SEC guidance on accounting topics, and does not replace any SEC rules or regulations. The Company adopted 105-10 on September 30, 2009. The adoption of 105-10 did not impact any amounts comprising the consolidated balance sheets, consolidated statements of operations, consolidated statements of partners’ capital or the consolidated statements of cash flows.

Note 3. Acquisitions

During the fiscal year ended September 30, 2009, Inergy made three retail acquisitions, including the Blu-Gas group of companies (“Blu-Gas”), Newton’s Gas Service, Inc. (“Newton’s Gas”) and F.G. White Company, Inc. (“F.G. White”). The aggregate purchase price of these acquisitions, net of cash acquired, was $11.8 million. This amount does not include $0.3 million paid in fiscal 2009 for acquisitions that closed in the previous year. The purchase price allocation for these acquisitions has been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. The Company finalized its purchase price allocation of the 2008 US Salt acquisition during 2009. This allocation resulted in an increase to property, plant and equipment of $69.4 million and an increase to intangible assets of $3.6 million, with a corresponding decrease to goodwill of $73.0 million. Other purchase accounting adjustments recorded in fiscal 2009 resulted in a net increase to goodwill of $4.3 million. Changes to reflect final asset valuation of other prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

U.S. GAAP requires that for any material business combination or disposition of assets, pro-forma information must be disclosed. The fiscal 2009 acquisitions were not considered material.

The operating results for these acquisitions are included in the consolidated results of operations from the dates of acquisition through September 30, 2009.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As a result of the fiscal 2009 acquisitions, Inergy acquired $0.7 million of goodwill and $9.5 million of intangible assets, consisting of the following (in millions):

Customer accounts	$6.8
Noncompetition agreements	2.7

Total intangible assets	$9.5

The amounts provided above relate solely to acquisitions that closed in fiscal 2009. The amounts disclosed in the supplemental schedule of noncash investing and financing activities in the consolidated statement of cash flows relate to amounts recorded during 2009, which related to acquisitions that closed in fiscal 2009 and 2008.

The weighted average amortization period of amortizable intangible assets acquired during the year ended September 30, 2009, is approximately thirteen years.

Note 4. Certain Balance Sheet Information

Inventories

Inventories consist of the following at September 30, 2009 and 2008, respectively (in millions):

	September 30,
	2009	2008
Propane gas and other liquids	$81.3	$83.9
Appliances, parts and supplies	14.8	15.3
Salt finished goods	0.4	0.7

Total inventory	$96.5	$99.9

Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2009 and 2008, respectively (in millions):

	September 30,
	2009	2008
Tanks and plant equipment	$916.7	$713.8
Buildings and improvements	323.6	265.6
Vehicles	107.7	104.5
Construction in process	136.0	166.5
Salt deposits	41.6	—
Office furniture and equipment	29.6	24.6

	1,555.2	1,275.0
Less: accumulated depreciation	327.9	244.7

Total property, plant and equipment, net	$1,227.3	$1,030.3

Depreciation expense totaled $88.6 million, $73.7 million, and $59.7 million for the years ended September 30, 2009, 2008 and 2007, respectively. Depletion expense totaled $0.2 million for the year ended September 30, 2009.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $424.0 million with an associated accumulated depreciation balance of $89.3 million at September 30, 2009.

At September 30, 2009 and 2008, Inergy capitalized interest of $14.8 million and $5.5 million, respectively, related to certain midstream asset expansion projects.

The property, plant and equipment balances above at September 30, 2009 and 2008 include $2.0 million and $4.5 million, respectively, of propane operations assets deemed held for sale. These assets were identified primarily as a result of losses due to disconnecting customer installations of unprofitable accounts due to low margins, poor payment history or low volume usage. As a result, the carrying value of these assets was reduced to their estimated recoverable value less anticipated disposition costs, resulting in losses of $4.9 million and $11.5 million for the years ended September 30, 2009 and 2008, respectively. The $4.9 million and $11.5 million charges are included as components of operating income as losses on disposal of assets. When aggregated with other realized losses, such amounts totaled $5.2 million and $11.5 million, respectively.

Intangible Assets

Intangible assets consist of the following at September 30, 2009 and 2008, respectively (in millions):

	2009	2008
Customer accounts	$277.4	$266.7
(accumulated amortization—customer accounts)	(82.6)	(64.8)
Covenants not to compete	72.5	72.2
(accumulated amortization—covenants not to compete)	(35.5)	(29.9)
Deferred financing and other costs	34.7	28.9
(accumulated amortization—deferred financing costs)	(15.3)	(11.1)
Trademarks	26.2	26.3

Total intangible assets, net	$277.4	$288.3

Amortization and interest expense associated with the above described intangible assets at September 30, 2009, 2008 and 2007 amounted to $30.3 million, $26.8 million and $26.2 million, respectively.

Note 5. Risk Management

Inergy is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Inergy utilizes derivative instruments to manage its exposure to fluctuations in commodity prices, which is discussed more fully below. Inergy also utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed more fully in Note 7. Additional information related to derivatives is provided in Note 2 and Note 6.

Commodity Derivative Instruments and Price Risk Management

Risk Management Activities

Inergy sells propane and other commodities to energy related businesses and may use a variety of financial and other instruments including forward contracts involving physical delivery of propane. Inergy will enter into offsetting positions to hedge against the exposure its customer contracts create. Inergy does not designate these

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

instruments as hedging instruments. These instruments are marked to market with the changes in the market value reflected in cost of product sold. Inergy attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. This balance in the contractual portfolio significantly reduces the volatility in cost of product sold related to these instruments. However, immaterial net unbalanced positions can exist or are established based on assessment of anticipated short-term needs or market conditions.

Cash Flow Hedging Activity

Inergy sells propane and heating oil to retail customers at fixed prices. Inergy will enter into derivative instruments to hedge a significant portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. These instruments are identified and qualify to be treated as cash flow hedges. This accounting treatment requires the effective portion of the gain or loss on the derivative to be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Fair Value Hedging Activity

Inergy will enter into derivative instruments to hedge its exposure to fluctuating commodity prices that results from maintaining its wholesale propane and other liquids inventory. Those instruments qualify to be treated as fair value hedges. This accounting treatment requires the fair value changes in both the derivative instruments and the hedged inventory to be recorded in cost of product sold.

Commodity inventory held in bulk storage facilities is not expected to be sold in the immediate future and is hedged in order to minimize exposure to fluctuations in commodity prices. Commodity inventory held at retail locations is not hedged as this inventory is expected to be sold in the immediate future and is therefore not exposed to fluctuations in commodity prices over an extended period of time.

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at September 30, 2009, and September 30, 2008 (in millions):

	September 30, 2009		September 30, 2008
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	6.8	6.5	8.9	7.5
Natural gas (MMBTU’s)	—	—	0.7	—

Notional amounts reflect the volume of transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not reflect Inergy’s monetary exposure to market or credit risks.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives	Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	Year Ended September 30, 2009
Derivatives in fair value hedging relationships:
Commodity(a)	$(12.3)	$12.5
Debt(b)	3.7	(3.7)

Total fair value of derivatives	$(8.6)	$8.8

	Amount of Gain (Loss) Recognized in Inergy’s OCI on Effective Portion of Derivatives	Amount of Gain (Loss) Reclassified from Inergy’s OCI to Net Income	Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	Year Ended September 30, 2009
Derivatives in cash flow hedging relationships:
Commodity(c)	$11.8	$(24.5)	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	Year Ended September 30, 2009
Derivatives not designated as hedging instruments:
Commodity(d)	$15.0

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from Inergy’s OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the change in the unrealized fair value of energy derivative contracts related to risk management activities for the years ended September 30, 2009 and 2008 where settlement has not yet occurred (in millions):

	Year Ended September 30,
	2009	2008
Net fair value gain (loss) of contracts outstanding at beginning of period	$(23.7)	$0.7
Net change in physical exchange contracts	1.8	(0.1)
Net changes in cash paid against outstanding positions	(10.1)	(0.5)
Change in fair value of contracts attributable to market movement during the period	8.9	(9.9)
Realized gains (losses)	17.6	(13.9)

Net fair value of contracts outstanding at end of period	$(5.5)	$(23.7)

All contracts subject to price risk had a maturity of twenty-one months or less, however, the majority of contracts expire within twelve months.

Credit Risk

Inherent in Inergy’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of September 30, 2009 and 2008, were propane retailers, resellers, energy marketers and dealers.

Certain of Inergy’s derivative instruments have credit limits that require Inergy to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as Inergy’s established credit limit with the respective counterparty. If Inergy’s credit rating were to change, the counterparties could require it to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in Inergy’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009, is $17.3 million for which Inergy has posted collateral of $5.4 million in the normal course of business. Inergy has received collateral of $9.6 million in the normal course of business on contracts with a gross value of $60.6 million. All collateral amounts have been netted against the asset or liability with the respective counterparty.

Note 6. Fair Value Measurements

FASB Accounting Standards Codification Subtopic 820-10 (“820-10”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are as follows:

•

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and US government treasury securities.

•

Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter (“OTC”) forwards, options and physical exchanges.

•

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of September 30, 2009, Inergy held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included Inergy’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. Inergy’s derivative instruments consist of forwards, swaps, futures, physical exchanges and options.

Certain of the Inergy’s derivative instruments are traded on the NYMEX. These instruments have been categorized as level 1.

Inergy’s derivative instruments also include OTC contracts, which are not traded on a public exchange. The fair values of these derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. These instruments have been categorized as level 2.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth by level within the fair value hierarchy Inergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (in millions). The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Inergy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Agreements(a)	Total
Assets
Assets from price risk management	$1.2	$58.5	$0.9	$60.6	$12.8	$47.8	$(36.8)	$23.8
Inventory	—	53.7	—	53.7	—	—	—	53.7
Interest rate swap	—	5.6	—	5.6	5.6	—	—	5.6

Total assets at fair value	$1.2	$117.8	$0.9	$119.9	$18.4	$47.8	$(36.8)	$83.1

Liabilities
Liabilities from price risk management	$5.7	$44.0	$1.1	$50.8	$8.1	$42.7	$(21.5)	$29.3

(a)

Amounts represent the impact of legally enforceable master netting agreements that allow Inergy to settle positive and negative positions as well as cash collateral held or placed with the same counterparties.

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2009
Beginning balance of OTC options	$1.8
Beginning balance recognized during the period	(1.8)
Change in value of contracts executed during the period	(0.2)

Ending balance of OTC options	$(0.2)

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 7. Long-Term Debt

Long-term debt consisted of the following at September 30, 2009 and 2008, respectively (in millions):

	September 30,
	2009	2008
Inergy credit agreement	$27.2	$247.0
Inergy senior unsecured notes	1,050.0	825.0
Inergy fair value hedge adjustment on senior unsecured notes	5.6	1.9
Inergy bond premium	3.3	3.8
Inergy bond discount	(19.7)	—
ASC credit agreement	8.3	10.9
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	18.6	18.0
Holdings bank facility	6.5	7.6
Holdings term loan	25.0	25.0

Total debt	1,124.8	1,139.2
Less: current portion	22.0	60.5

Total long-term debt	$1,102.8	$1,078.7

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

On July 22, 2005, the Company executed a credit agreement (“Bank Facility”) with a bank that consisted of a $15 million working capital revolver for Holdings and a $5 million working capital revolver for IPCHA. The maturity date of the Bank Facility was July 22, 2008. In January 2008, the Company amended the Bank Facility to extend the maturity date to 2011. The aggregate borrowing capacity under the amended Bank Facility remains at $20 million, but now consists of a $14 million revolver for Holdings and a $6 million revolver for IPCHA. The Bank Facility also continues to be collateralized by certain of the Company’s interests in Inergy and is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which was 1.76% at September 30, 2009 for all outstanding debt under the Bank Facility. At September 30, 2009, borrowings outstanding under the Bank Facility were $6.5 million. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy’s Credit Agreement

Inergy’s Credit Agreement consists of a $75 million revolving Working Capital Facility and a $350 million revolving Acquisition Facility. The effective amount of working capital borrowing capacity available to Inergy under the two facilities is $200 million utilizing capacity under the acquisition credit facility for working capital needed during the winter heating season. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries. Inergy’s obligations under this Credit Agreement are secured by liens and mortgages on their real and personal property. This Credit Agreement matures on November 10, 2010.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Inergy is required to reduce the principal outstanding on the Working Capital Facility to $10 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30. As such, $10 million of the outstanding balance at September 30, 2009 and 2008 have been classified as a long-term liability in the accompanying consolidated balance sheets. At September 30, 2009, the balance outstanding under the Credit Agreement was $27.2 million, with the entire balance borrowed for working capital purposes. At September 30, 2008, the balance outstanding under the Credit Agreement was $247.0 million, including $182.0 million borrowed for acquisitions and growth capital expenditures and $65.0 million borrowed for working capital purposes. Lehman Commercial Paper, Inc. (“Lehman CP”), a subsidiary of Lehman Brothers Holdings, Inc., holds a $25 million lender commitment within Inergy’s Credit Agreement and filed for Chapter 11 Bankruptcy on October 5, 2008. Inergy does not plan for the Lehman lender commitment to be available for the remainder of the term of the Credit Agreement. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were between 2.0% and 3.5% at September 30, 2009, and between 4.24% and 5.46% at September 30, 2008, for all outstanding debt under the Credit Agreement. Unused borrowings under the Credit Agreement amounted to $381.1 million and $154.4 million at September 30, 2009 and 2008, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $16.7 million and $23.6 million at September 30, 2009 and 2008, respectively.

As discussed in Note 19, Inergy now has a $450 million general partnership revolving credit facility for acquisitions, capital expenditures and general partnership purposes and a $75 million revolving working capital facility.

At September 30, 2009, the Company was in compliance with all of its debt covenants.

Senior Unsecured Notes

2014 Senior Notes

On December 22, 2004, Inergy and its wholly-owned subsidiary, Inergy Finance Corp (“Finance Corp.” and together with Inergy, the “Issuers”), completed a private placement of $425 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”). The 2014 Senior Notes contain covenants similar to the Credit Agreement. The net proceeds were used to repay outstanding indebtedness.

The 2014 Senior Notes represent senior unsecured obligations and rank pari passu in right of payment with all of Inergy’s other present and future senior indebtedness. The 2014 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned current domestic subsidiaries. Also, Inergy has no independent assets or operations, and subsidiaries not guaranteeing the indenture are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Interest Rate Swaps

Inergy is party to six interest rate swap agreements scheduled to mature in December 2014, each designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay the Company an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 0.92% and 2.20% applied to the same notional amount of $150 million. The swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the year ended September 30, 2009, was recorded as a $3.7 million decrease to interest expense. This amount was offset by a $3.7 million increase to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

2016 Senior Notes

On January 11, 2006, Inergy and its wholly owned subsidiary, Inergy Finance Corp, issued $200 million aggregate principal amount of 8.25% senior unsecured notes due 2016 (“2016 Senior Notes”) in a private placement to eligible purchasers.

The 2016 Senior Notes contain covenants similar to the 2014 Senior Notes. Inergy used the net proceeds of the offering to repay outstanding indebtedness under its revolving acquisition credit facility. The 2016 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2016 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned current domestic subsidiaries. Also, Inergy has no independent assets or operations, and subsidiaries not guaranteeing the indenture are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

due 2016 for $200 million of 8.25% senior notes due 2016 (the “Additional 2016 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The Additional 2016 Exchange Notes did not provide Inergy with any additional proceeds and satisfied its obligations under the registration rights agreement.

2015 Senior Notes

On February 2, 2009, Inergy and its wholly-owned subsidiary, Inergy Finance Corp, issued $225 million aggregate principal amount of 8.75% senior unsecured notes due 2015 (the “2015 Senior Notes”) under Rule 144A to eligible purchasers. The 8.75% notes mature on March 1, 2015, and were issued at 90.191% of the principle amount to yield 11%.

The 2015 Senior Notes contain covenants similar to the 2014 and 2016 Senior Notes. Inergy used the net proceeds of the offering to repay outstanding indebtedness under the revolving acquisition credit facility. The 2015 Senior Notes represent senior unsecured obligations of Inergy and rank pari passu in right of payment with all other present and future senior indebtedness of Inergy. The 2015 Senior Notes are fully, unconditionally, jointly and severally guaranteed by all of Inergy’s wholly-owned current domestic subsidiaries. Also, Inergy has no independent assets or operations, and subsidiaries not guaranteeing the indenture are minor. Accordingly, condensed consolidating financial information for the parent and subsidiaries is not presented.

On October 7, 2009, Inergy completed an offer to exchange its existing 8.75% 2015 Senior Notes for $225 million of 8.75% senior notes due 2015 (the “2015 Exchange Notes”) that are registered and do not carry transfer restrictions, registration rights and provisions for additional interest. The 2015 Exchange Notes did not provide Inergy with any additional proceeds and satisfied Inergy’s obligations under the registration rights agreement.

The 2015 Senior Notes are redeemable, at Inergy’s option, in whole or in part, at any time on or after March 1, 2013, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2013	104.375%
2014 and thereafter	100.000%

ASC Credit Agreement

Steuben Gas Storage Company, a majority-owned subsidiary of Arlington Storage Company (“ASC”) had a debt agreement in place at the time of Inergy’s acquisition of ASC (“ASC Credit Agreement”). The ASC Credit Agreement is secured by the assets of Steuben and has no recourse against the assets of Inergy. The ASC Credit Agreement is scheduled to mature in December 2015. The interest rate on half of the ASC Credit Agreement is at a fixed rate, while the other half is based on LIBOR plus the applicable spreads.

Notes Payable and Other Obligations

Non-interest bearing obligations due under noncompetition agreements and other note payable agreements consist of agreements between Inergy and certain sellers of retail propane companies acquired from fiscal years 2003 through 2009 with payments due through 2019 and imputed interest ranging from 8.0% to 9.0%. Noninterest-bearing obligations consist of $24.4 million and $22.4 million in total payments due under agreements, less unamortized discount based on imputed interest of $5.8 million and $4.4 million at September 30, 2009 and 2008, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The aggregate amounts of principal to be paid on the outstanding long-term debt and notes payable during the next five years ending September 30 and thereafter are as follows (in millions):

Long- Term Debt and Notes Payable
2010	$22.0
2011	46.1
2012	4.0
2013	3.5
2014	3.2
Thereafter	1,046.0

Total debt	$1,124.8

Note 8. Leases

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

Future minimum lease payments under noncancelable operating leases for the next five years ending September 30 and thereafter consist of the following (in millions):

Year Ending September 30,
2010	$10.1
2011	7.7
2012	6.3
2013	4.9
2014	3.6
Thereafter	6.2

Total minimum lease payments	$38.8

Rent expense for operating leases for the years ending September 30, 2009, 2008, and 2007, totaled $11.7 million, $10.6 million, and $9.7 million, respectively.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 9. Income Taxes

The provision for income taxes for the years ended September 30, 2009, 2008, and 2007 consists of the following (in millions):

	Year Ended September 30,
	2009	2008	2007
Current:
Federal	$0.5	$0.4	$0.9
State	0.8	1.0	0.8

Total current	1.3	1.4	1.7

Deferred:
Federal	0.4	—	4.3
State	—	—	0.5

Total deferred	0.4	—	4.8

Provision for income taxes	$1.7	$1.4	$6.5

The effective rate differs from the statutory rate because the income tax provision for the years ended September 30, 2009, 2008 and 2007, relates to taxable income of the corporations as discussed in Note 2.

Deferred income taxes related to IPCHA reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred income taxes at September 30, 2009 and 2008 are as follows (in millions):

	September 30,
	2009	2008
Deferred tax liabilities:
Basis difference in stock of acquired company	$(21.0)	$(20.6)

Total deferred tax liability	$(21.0)	$(20.6)

Note 10. Partners’ Capital

Quarterly Distributions of Available Cash

The partners of the Company receive a portion of the distributions earned. A summary of the distributions paid by the Company to its partners is presented below:

Year Ended September 30, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2008	November 14, 2008	$0.650	$13.1
February 6, 2009	February 13, 2009	$0.675	13.7
May 8, 2009	May 15, 2009	$0.750	15.2
August 7, 2009	August 14, 2009	$0.780	15.8

		$2.860	$57.8

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Year Ended September 30, 2008
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2007	November 14, 2007	$0.535	$10.8
February 7, 2008	February 14, 2008	$0.560	11.3
May 8, 2008	May 15, 2008	$0.585	11.9
August 7, 2008	August 14, 2008	$0.610	12.3

		$2.290	$46.3

Year Ended September 30, 2007
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions)
November 7, 2006	November 14, 2006	$0.375	$7.5
February 7, 2007	February 14, 2007	$0.400	8.0
May 8, 2007	May 15, 2007	$0.480	9.6
August 7, 2007	August 14, 2007	$0.510	10.2

		$1.765	$35.3

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

Gain on Issuance of Units in Inergy

On April 25, 2007, the Inergy special units that were issued in August 2005 to Inergy Holdings, L.P. were converted into 919,349 common units as a result of the commercial operation of the Phase II expansion of the Stagecoach natural gas storage facility. Upon this conversion, Inergy no longer had a class of equity securities that had distribution rights over any other class of equity interests. As a result, according to Staff Accounting Bulletin No. 51, the Company recognized the previously deferred gains resulting from issuances of Inergy common units to third parties at a unit price that exceeded the current carrying value of the Company’s investment in Inergy common units. Accordingly, the Company recorded a gain of $80.6 million for fiscal 2007, which is reflected as a separate item in our consolidated statements of operations.

In March 2009, Inergy issued 4,000,000 common units representing Inergy limited partner interests. In April 2009, the underwriters exercised their option to purchase additional units and Inergy issued 418,000 common units representing limited partner interests. In August 2009, Inergy issued 3,500,000 common units representing Inergy limited partner interests. In September 2009, the underwriters exercised their option to purchase additional units and Inergy issued 525,000 common units representing limited partner interests. As permitted by FASB Accounting Standards Codification Subtopic 505-10 (originally issued as Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary”), the Company recorded a gain of $8.0 million for fiscal 2009 to recognize the increase in value of its investment in Inergy.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 11. Long Term Incentive Plan

Inergy Holdings, L.P. Long Term Incentive Plan

The Company’s general partner sponsors the Inergy Holdings Long Term Incentive Plan (“Holdings LTIP”) for the employees, directors and consultants of our general partner and employees, directors and consultants of our affiliates who perform services for the Company. The Holdings LTIP consists of four components: restricted units, phantom units, unit appreciation rights and unit options. The Company has not granted phantom units or unit appreciation rights under the Holdings LTIP as of September 30, 2009. The Holdings LTIP permits the grant of awards covering an aggregate of 2,023,966 units. Through September 30, 2009, we have granted an aggregate of 780,000 unit options and 219,861 restricted units pursuant to the Holdings LTIP. The Holdings LTIP is administered by the compensation committee of the board of directors of our general partner.

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

The Company granted 3,204, 215,641 and 1,016 restricted units during the years ended September 30, 2009, 2008 and 2007, respectively. The units fully vest after five years from the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units.

A summary of the Company’s weighted-average grant date fair value for restricted units for the year ended September 30, 2009, is as follows:

	Weighted-Average Grant Date Fair Value	Number of Units
Non-vested at October 1, 2008	$46.67	216,317
Granted during the period ended September 30, 2009	$23.41	3,204
Vested during the period ended September 30, 2009	$45.21	551
Forfeited during the period ended September 30, 2009	$—	—

Non-vested at September 30, 2009	$46.34	218,970

The weighted-average grant date fair value of restricted units granted during the year ended September 30, 2008, amounted to $46.67. The weighted-average grant date fair value of restricted units granted during the year ended September 30, 2007, amounted to $49.13. No restricted units vested during the years ended September 30, 2008 and 2007. The fair value of restricted units vested during the year ended September 30, 2009, was negligible.

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

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s unit option activity for the years ended September 30, 2009, 2008 and 2007 is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$22.50 – $35.35	$24.38	674,500
Granted	$34.43 – $50.85	$39.73	20,000
Exercised	$22.50	$22.50	8,000
Canceled	$22.50	$22.50	16,500

Outstanding at September 30, 2007	$22.50 – $50.85	$24.90	670,000
Granted	$38.50 – $40.17	$39.61	7,500
Exercised	$22.50	$22.50	15,000
Canceled	$22.50	$22.50	14,250

Outstanding at September 30, 2008	$22.50 – $50.85	$25.18	648,250
Granted	—	$—	—
Exercised	$22.50	$22.50	34,500
Canceled	$22.50 – $31.91	$27.83	25,750

Outstanding at September 30, 2009	$22.50 – $49.28	$25.22	588,000

Exercisable at September 30, 2009	$22.50 – $33.41	$24.74	183,875

Information regarding options outstanding and exercisable as of September 30, 2009 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$22.50 – $25.42	450,500	5.7	$22.50	142,000	$22.50
$25.43 – $30.51	12,500	5.8	29.15	6,250	29.15
$30.52 – $35.59	110,000	6.3	33.41	35,625	32.90
$35.60 – $40.68	7,500	8.6	39.61	—	—
$40.69 – $45.76	2,500	7.9	44.98	—	—
$45.77 – $50.85	5,000	7.6	49.28	—	—

	588,000	5.9	$25.22	183,875	$24.74

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average remaining contract life for options outstanding and exercisable at September 30, 2009 was approximately 6 years. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of the Company’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2009	2008	2007
Weighted average fair value of options granted	$—	$3.99	$7.34
Expected volatility	0.389	0.231	0.234
Distribution yield	6.7%	9.6%	4.3%
Expected life of option in years	5	5	5
Risk-free interest rate	2.3%	3.0%	4.2%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2009 were $12.5 million and $4.0 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2009 was $0.6 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $46.40 on September 30, 2009, and the exercise price multiplied by the number of options outstanding.

Inergy Holdings, L.P. Unit Purchase Plan

The Company’s general partner sponsors a common unit purchase plan for its employees and the employees of its affiliates. The common unit purchase plan permits participants to purchase common units in market transactions from the Company, the general partner or any other person at the end of each fiscal quarter. The Company has reserved 100,000 of its common units for purchase under the common unit purchase plan. As determined by the compensation committee, the general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional common units. The general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of the Company’s common units under the plan. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to common unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. The common units purchased on behalf of a participant under the common unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such common units prior to the end of this one-year holding period, the participant will be ineligible to participate in the common unit purchase plan again until the one-year anniversary of the date of such sale. The Company’s common unit purchase plan is intended to serve as a means for encouraging participants to invest in its common units. Common units purchased through the unit purchase plan for the fiscal years ended September 30, 2009, 2008 and 2007 were 5,505 units, 5,387 units and 2,667 units, respectively.

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

Inergy granted 326,910, 60,064 and 69,520 restricted units during the years ended September 30, 2009, 2008 and 2007, respectively. The majority of the restricted units are 100% vested on the fifth anniversary of the grant date, subject to the provisions as outlined in the restricted unit award agreement. Some of these units are subject to the achievement of certain specified performance objectives and failure to meet the performance objectives will result in forfeiture and cancellation of the restricted units. Inergy recognizes expense on these units each quarter by multiplying the closing price of Inergy’s common units on the date of grant by the number of units granted, and expensing that amount over the vesting period.

A summary of Inergy’s weighted-average grant date fair value for restricted units for the year ended September 30, 2009, is as follows:

	Weighted-Average Grant Date Fair Value	Number of Units
Non-vested at October 1, 2008	$29.46	171,828
Granted during the period ended September 30, 2009	$19.45	326,910
Vested during the period ended September 30, 2009	$16.50	120,615
Forfeited during the period ended September 30, 2009	$29.27	1,707

Non-vested at September 30, 2009	$24.92	376,416

The weighted-average grant date fair value of restricted units granted during the year ended September 30, 2008, amounted to $28.71. No restricted units vested during the year ended September 30, 2008. The weighted-average grant date fair value of restricted units granted and vested during the year ended September 30, 2007, amounted to $32.16 and $26.62, respectively. The fair value of restricted units vested during the year ended September 30, 2009, was $2.0 million. The fair value of restricted units vested during the year ended September 30, 2007, was negligible.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The compensation expense recorded by Inergy related to these restricted stock awards was $1.6 million, $2.4 million and $0.4 million for the years ended September 30, 2009, 2008 and 2007, respectively.

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

A summary of Inergy’s unit option activity for the years ended September 30, 2009, 2008, and 2007, is as follows:

	Range of Exercise Prices	Weighted- Average Exercise Price	Number of Units
Outstanding at September 30, 2006	$8.19 – $31.32	$16.37	711,964
Granted	—	—	—
Exercised	$8.19 – $27.14	$11.89	325,464
Canceled	$13.75 – $20.13	$19.54	56,000

Outstanding at September 30, 2007	$13.75 – $31.32	$20.25	330,500
Granted	—	—	—
Exercised	$13.75 – $16.90	$15.34	89,135
Canceled	$26.51 – $27.14	$26.87	3,500

Outstanding at September 30, 2008	$14.72 – $31.32	$21.99	237,865
Granted	—	$—	—
Exercised	$14.72 – $16.90	$15.46	50,965
Canceled	$27.14 – $31.31	$28.81	5,000

Outstanding at September 30, 2009	$14.95 – $31.32	$23.63	181,900

Exercisable at September 30, 2009	$14.95 – $31.32	$20.36	110,900

Information regarding options outstanding and exercisable as of September 30, 2009 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contracted Life (years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$14.95 - $15.66	23,500	2.9	$14.95	23,500	$14.95
$15.67 - $18.79	22,400	3.4	15.70	22,400	15.70
$18.80 - $21.92	25,000	4.0	20.96	25,000	20.96
$21.93 - $25.06	30,000	4.5	23.94	30,000	23.94
$25.07 - $28.19	23,500	5.3	26.94	—	—
$28.20 - $31.20	37,500	5.9	29.17	—	—
$31.21 - $31.32	20,000	5.7	31.32	10,000	31.32

	181,900	4.6	$23.63	110,900	$20.36

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The weighted-average remaining contract lives for options outstanding and exercisable at September 30, 2009 were approximately five years and four years, respectively. The fair value of each option grant was estimated as of the grant date using the Black-Scholes option pricing model using the assumptions outlined in the table below. Expected volatility was based on a combination of historical and implied volatilities of Inergy’s stock over a period at least as long as the options’ expected term. The expected life represents the period of time that the options granted are expected to be outstanding. The risk-free rate is based on the applicable U.S. Treasury yield curve in effect at the time of the grant of the share options.

	2009	2008	2007
Weighted average fair value of options granted	—	—	—
Expected volatility	0.336	0.204	0.231
Distribution yield	8.9%	11.6%	7.4%
Expected life of option in years	5	5	5
Risk-free interest rate	2.3%	3.0%	4.2%

The aggregate intrinsic values of options outstanding and exercisable at September 30, 2009 were $1.2 million and $1.1 million, respectively. The aggregate intrinsic value of unit options exercised during the year ended September 30, 2009 was $0.5 million. Aggregate intrinsic value represents the positive difference between Inergy’s closing stock price on the last trading day of the fiscal period, which was $29.78 on September 30, 2009, and the exercise price multiplied by the number of options outstanding.

As of September 30, 2009, there was $16.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the restricted stock and unit option plans, including approximately $9.3 million related to Holdings unvested share-based compensation awards. That cost is expected to be recognized over a five-year period.

Inergy, L.P. Unit Purchase Plan

Inergy’s managing general partner sponsors a unit purchase plan for its employees and the employees of its affiliates. The unit purchase plan permits participants to purchase common units in market transactions from Inergy, the general partners or any other person. All purchases made have been in market transactions, although the plan allows Inergy to issue additional units. Inergy has reserved 100,000 units for purchase under the unit purchase plan. As determined by the compensation committee, the managing general partner may match each participant’s cash base pay or salary deferrals by an amount up to 10% of such deferrals and have such amount applied toward the purchase of additional units. The managing general partner has also agreed to pay the brokerage commissions, transfer taxes and other transaction fees associated with a participant’s purchase of common units. The maximum amount that a participant may elect to have withheld from his or her salary or cash base pay with respect to unit purchases in any calendar year may not exceed 10% of his or her base salary or wages for the year. Units purchased on behalf of a participant under the unit purchase plan generally are to be held by the participant for at least one year. To the extent a participant desires to sell or dispose of such units prior to the end of this one year holding period, the participant will be ineligible to participate in the unit purchase plan again until the one year anniversary of the date of such sale. The unit purchase plan is intended to serve as a means for encouraging participants to invest in common units. Units purchased through the unit purchase plan by Inergy and its employees for the fiscal years ended September 30, 2009, 2008, and 2007 were 11,298 units, 11,670 units, and 8,681 units, respectively.

Note 12. Employee Benefit Plans

A 401(k) plan is available to all of Inergy’s employees after meeting certain requirements. The plan permits employees to make contributions up to 75% of their salary, up to statutory limits, which was $16,500 in 2009.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The plan provides for matching contributions by Inergy for employees completing one year of service of at least 1,000 hours. Aggregate matching contributions made by Inergy were $2.1 million in fiscal 2009 and 2008, and $1.9 million in fiscal 2007.

Of Inergy’s 2,910 employees, 8% are subject to collective bargaining agreements. For the years ended September 30, 2009, 2008 and 2007, Inergy made contributions on behalf of its union employees to union sponsored defined benefit plans of $2.9 million, $2.7 million and $2.6 million, respectively.

Note 13. Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At September 30, 2009, the total of these firm purchase commitments was $225.3 million of which $220.1 million will occur over the course of the next twelve months with the balance of $5.2 million occurring over the following twelve months. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and Finger Lakes midstream assets. At September 30, 2009, the total of these firm purchase commitments was $10.4 million and the purchases associated with these commitments will occur over the course of the next twelve months.

Inergy is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that Inergy does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At September 30, 2009 and 2008, Inergy’s self-insurance reserves were $19.3 million and $17.4 million, respectively.

Note 14. Related Party Transactions

On occasion, Holdings reimburses Inergy for expenses paid on Holdings’ behalf. The expenses that are reimbursed predominantly include insurance and professional fees. These expenses for the years ended September 30, 2009, 2008 and 2007, amounted to $0.5 million, $0.2 million and $0.4 million, respectively. At September 30, 2009 and 2008, Inergy had $0.1 million and $0.2 million, respectively, due from Holdings.

During fiscal 2009, Holdings received $48.1 million in distributions from Inergy related to its 0.8% general partner interest and incentive distribution rights and $12.3 million related to its 7.8% limited partner interest.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 15. Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for acquisitions that occurred during the year ended September 30, 2009, are included in the propane segment.

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

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Year Ended September 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$736.7	$—	$—	$—	$736.7
Wholesale propane revenues	368.2	19.7	(0.2)	—	387.7
Storage, fractionation and other midstream revenues	—	220.8	(0.7)	—	220.1
Transportation revenues	16.8	16.9	—	—	33.7
Propane-related appliance sales revenues	21.4	—	—	—	21.4
Retail service revenues	17.8	—	—	—	17.8
Rental service and other revenues	27.5	—	—	—	27.5
Distillate revenues	125.7	—	—	—	125.7
Gross profit	471.0	103.4	(0.7)	—	573.7
Identifiable assets	139.6	51.6	—	—	191.2
Goodwill	277.9	96.4	—	20.2	394.5
Property, plant and equipment	697.0	847.1	—	11.1	1,555.2
Expenditures for property, plant and equipment	14.0	203.7	—	0.9	218.6

	Year Ended September 30, 2008
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$840.7	$—	$—	$—	$840.7
Wholesale propane revenues	509.1	37.0	—	—	546.1
Storage, fractionation and other midstream revenues	—	252.3	(0.5)	—	251.8
Transportation revenues	16.4	17.3	—	—	33.7
Propane-related appliance sales revenues	22.2	—	—	—	22.2
Retail service revenues	17.6	—	—	—	17.6
Rental service and other revenues	27.7	—	—	—	27.7
Distillate revenues	139.1	—	—	—	139.1
Gross profit	409.8	92.9	(0.5)	—	502.2
Identifiable assets	193.0	46.3	—	—	239.3
Goodwill	275.9	167.1	—	20.2	463.2
Property, plant and equipment	689.3	575.5	—	10.2	1,275.0
Expenditures for property, plant and equipment	13.8	196.2	—	1.5	211.5

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	Year Ended September 30, 2007
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$733.2	$—	$—	$—	$733.2
Wholesale propane revenues	393.8	23.4	—	—	417.2
Storage, fractionation and other midstream revenues	—	152.7	(0.5)	—	152.2
Transportation revenues	12.3	11.7	—	—	24.0
Propane-related appliance sales revenues	23.0	—	—	—	23.0
Retail service revenues	16.7	—	—	—	16.7
Rental service and other revenues	24.7	—	—	—	24.7
Distillate revenues	92.1	—	—	—	92.1
Gross profit	398.8	58.7	(0.5)	—	457.0
Identifiable assets	187.7	27.5	—	—	215.2
Goodwill	261.5	85.7	—	18.1	365.3
Property, plant and equipment	672.4	319.1	—	8.8	1,000.3
Expenditures for property, plant and equipment	13.9	86.5	—	1.0	101.4

Note 16. Quarterly Financial Data (Unaudited)

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

	Quarter Ended
	December 31	March 31	June 30	September 30
Fiscal 2009
Revenues	$534.0	$570.1	$235.0	$231.5
Gross profit	174.3	212.1	97.3	90.0
Operating income (loss)	74.3	109.5	3.2	(14.8)
Net income	14.4	20.8	9.4	12.5
Net income per limited partner unit:(a)
Basic	$0.71	$1.03	$0.46	$0.61
Diluted	$0.71	$1.03	$0.46	$0.61

Fiscal 2008
Revenues	$514.6	$648.2	$375.2	$340.9
Gross profit	137.2	188.6	88.7	87.7
Operating income (loss)	52.1	96.9	(5.2)	(17.7)
Net income	10.2	15.0	5.6	4.7
Net income per limited partner unit:
Basic	$0.51	$0.74	$0.27	$0.23
Diluted	$0.50	$0.73	$0.27	$0.23

(a)	The accumulation of basic and diluted net income per limited partner unit does not total the amount for the fiscal year due to changes in ownership percentages throughout the year.

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Note 17. Issuance of Subsidiary Units

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

On September 10, 2009, Inergy’s new shelf registration statement (File No. 333-158066) was declared effective by the Securities and Exchange Commission for the periodic sale by Inergy of up to $1.0 billion of common units, partnership securities and debt securities, or any combination thereof.

In June 2006, Inergy issued 4,312,500 common units, under the shelf registration statement, in a public offering, which included 562,500 common units issued as result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of $102.7 million, after deducting underwriters’ discounts, commissions and other offering expenses. These proceeds were partially used to repay indebtedness under Inergy’s Credit Agreement with the remainder used to fund capital expenditures made in connection with internal growth projects related to Inergy’s midstream assets.

In February 2007, Inergy issued 3,450,000 common units, under the shelf registration statement, which included 450,000 common units issued as a result of the underwriters exercising their over-allotment provision. The issuance of these common units resulted in net proceeds of $104.5 million, after deducting underwriters’ discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay indebtedness under Inergy’s Credit Agreement.

In August 2008, Inergy issued 809,389 common units in conjunction with the acquisition of US Salt, and in October 2008, Inergy issued 309,194 common units to Blu-Gas in a private placement as a portion of the purchase price.

In March 2009, Inergy issued 4,000,000 common units, under the shelf registration statement, and in April 2009, the underwriters exercised their option to purchase 418,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $94.3 million.

In August 2009, Inergy issued 3,500,000 common units, under the shelf registration statement, and in September 2009, the underwriters exercised their option to purchase 525,000 additional Inergy common units. Net proceeds from the aforementioned issuances amounted to $106.9 million.

Note 18. Distributions from Inergy, L.P.

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

Distributions by Inergy in an amount equal to 100% of its Available Cash will generally be made 99% to the common and subordinated unitholders and 1% to the General Partner, subject to the payment of incentive

Inergy Holdings, L.P. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of common units had the right to receive the Minimum Quarterly Distribution ($0.30 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of subordinated units.

Inergy is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending December, March, June and September to holders of record on the applicable record date. Inergy made distributions to unitholders, including the non-managing general partner, totaling $187.2 million, $158.9 million, and $136.8 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company owns all of the “incentive distribution rights” provided for in Inergy L.P.’s partnership agreement, which entitles it to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter. In addition, at September 30, 2009, the Company and its subsidiaries own 4,706,689 common units, which approximates a 7.8% limited partner interest.

Note 19. Subsequent Events

The Company has identified subsequent events requiring disclosure through November 30, 2009, the date of the filing of this Form 10-K.

On November 13, 2009 a quarterly distribution of $0.85 per limited partner unit was paid to unitholders of record on November 6, 2009 with respect to the fourth fiscal quarter of 2009, which totaled $17.2 million.

On November 24, 2009, Inergy entered into a secured credit facility which provides borrowing capacity of up to $525 million in the form of a $450 million general partnership credit facility and a $75 million working capital credit facility. This facility replaces Inergy’s former senior credit facility due 2010. This new facility will mature on November 22, 2013. Borrowings under this new facility are available for working capital needs, future acquisitions, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness under the former credit facility.

The new secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on making investments, permitting liens and entering into other debt obligations. All borrowings under the facility bear interest, at Inergy’s option, subject to certain limitations, at a rate equal to the following:

•

the Alternate Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%; ii) JP Morgan’s prime rate; or iii) the Adjusted LIBO Rate plus 1%; plus a margin varying from 1.50% to 2.75%; or

•	the Adjusted LIBO Rate, which is defined as the LIBO Rate plus a margin varying from 2.50% to 3.75%.

Certain counterparties have elected to call their respective interest rate swap positions. The aggregate notional amount associated with these swaps amounts to $125 million. These swaps will be called in December 2009 and the Company is currently evaluating its options to manage its interest rate risk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INERGY HOLDINGS, L.P.

By Inergy Holdings GP, LLC
(its general partner)

Dated: November 30, 2009	By	/s/ JOHN J. SHERMAN
John J. Sherman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Inergy Holdings GP, LLC, as general partner of Inergy Holdings, L.P., the registrant, in the capacities and on the dates indicated.

Date	Signature and Title
November 30, 2009	/s/ JOHN J. SHERMAN John J. Sherman, President, Chief Executive Officer and Director (Principal Executive Officer)

November 30, 2009	/s/ R. BROOKS SHERMAN, JR. R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 30, 2009	/s/ WARREN H. GFELLER Warren H. Gfeller, Director

November 30, 2009	/s/ ARTHUR B. KRAUSE Arthur B. Krause, Director

November 30, 2009	Richard T. O’Brien, Director

Schedule I

Inergy Holdings, L.P.

Parent Only

Balance Sheets

(in millions, except unit information)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$0.1	$—
Prepaid expenses and other current assets	0.1	0.2

Total current assets	0.2	0.2
Intangible assets, net	0.1	0.1
Goodwill	20.2	20.2
Investment in subsidiaries	45.7	43.7
Notes receivable due from related parties	2.9	2.9

Total assets	$69.1	$67.1

Liabilities and partners’ capital
Current liabilities:
Accrued interest	$0.1	$0.1

Total current liabilities	0.1	0.1
Long-term debt	27.2	28.8
Notes payable due to related parties	1.3	1.3
Partners’ capital
Common unitholders (20,276,611 and 20,239,657 units issued and outstanding as of September 30, 2009 and 2008, respectively)	38.8	38.8
Accumulated other comprehensive income (loss)	1.7	(1.9)

Total partners’ capital	40.5	36.9

Total liabilities and partners’ capital	$69.1	$67.1

Schedule I

Inergy Holdings, L.P.

Parent Only

Statements of Operations

(in millions)

	Year Ended September 30,
	2009	2008	2007
Equity in earnings of subsidiaries	$57.1	$38.1	$104.7
Expenses:
Operating and administrative	0.9	1.0	0.8

Operating income	56.2	37.1	103.9
Other income (expense):
Gain on issuance of units in Inergy, L.P.	1.7	—	0.9
Interest expense, net	(0.8)	(1.6)	(2.2)

Net income	$57.1	$35.5	$102.6

Schedule II

Inergy Holdings, L.P. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Year Ended September 30,	Balance at beginning of period	Charged to costs and expenses	Other Additions	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2009	$6.4	$3.7	$0.3	$(7.7)	$2.7
2008	3.4	5.7	0.5	(3.2)	6.4
2007	2.9	3.3	0.5	(3.3)	3.4