Form 10-Q
period 2010-03-31
INERGY HOLDINGS, L.P.
filed 2010-05-05
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The following units were outstanding at April 30, 2010:

Common units	20,521,969

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	March 31, 2010	September 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19.3	$11.7
Accounts receivable, less allowance for doubtful accounts of $2.4 million and $2.7 million at March 31, 2010 and September 30, 2009, respectively	167.3	94.7
Inventories (Note 3 )	78.4	96.5
Assets from price risk management activities	8.9	23.8
Prepaid expenses and other current assets	13.9	20.8

Total current assets	287.8	247.5

Property, plant and equipment (Note 3 )	1,711.6	1,555.2
Less: accumulated depreciation	387.3	327.9

Property, plant and equipment, net	1,324.3	1,227.3

Intangible assets (Note 3 ):
Customer accounts	330.2	277.4
Other intangible assets	152.9	133.4

	483.1	410.8
Less: accumulated amortization	139.1	133.4

Intangible assets, net	344.0	277.4

Goodwill	481.2	394.5
Other assets	4.1	7.4

Total assets	$2,441.4	$2,154.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$89.2	$71.8
Accrued expenses	67.7	74.2
Customer deposits	21.4	60.1
Income tax liability (Note 4)	26.3	—
Liabilities from price risk management activities	5.6	29.3
Current portion of long-term debt (Note 7 )	31.7	22.0

Total current liabilities	241.9	257.4

Long-term debt, less current portion (Note 7 )	1,204.8	1,102.8
Other long-term liabilities	0.9	0.9
Deferred income taxes	21.3	21.0

Partners’ capital (Note 8 ):
Common unitholders (20,521,719 and 20,276,611 units issued and outstanding as of March 31, 2010 and September 30, 2009, respectively)	51.4	38.8
Accumulated other comprehensive income	0.8	1.7

Total Inergy Holdings, L.P. partners’ capital	52.2	40.5
Interest of non-controlling partners in Inergy, L.P.	918.3	727.2
Interest of non-controlling partners in ASC’s subsidiaries	2.0	4.3

Total partners’ capital	972.5	772.0

Total liabilities and partners’ capital	$2,441.4	$2,154.1

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Propane	$551.5	$443.9	$923.8	$853.1
Other	139.6	126.2	269.0	251.0

	691.1	570.1	1,192.8	1,104.1
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	368.2	283.6	620.5	566.8
Other	83.2	74.4	157.4	150.9

	451.4	358.0	777.9	717.7

Gross profit	239.7	212.1	414.9	386.4
Expenses:
Operating and administrative	87.2	73.7	155.9	146.7
Depreciation and amortization	40.1	26.6	77.2	52.9
Loss on disposal of assets	1.7	2.3	3.7	3.0

Operating income	110.7	109.5	178.1	183.8
Other income (expense):
Interest expense, net	(23.0)	(18.2)	(44.3)	(35.4)
Other income	0.1	—	0.1	—

Income before gain on issuance of units in Inergy, L.P. and income taxes	87.8	91.3	133.9	148.4
Gain on issuance of units in Inergy, L.P.	—	2.9	—	3.2
Provision for income taxes	(0.6)	(0.8)	(0.9)	(1.3)

Net income	87.2	93.4	133.0	150.3
Net income attributable to non-controlling partners in Inergy, L.P.’s net income	65.7	72.3	94.6	114.4
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.2	0.3	0.6	0.7

Net income attributable to partners	$21.3	$20.8	$37.8	$35.2

Total limited partners’ interest in net income	$21.3	$20.8	$37.8	$35.2

Net income per limited partner unit:
Basic	$1.04	$1.03	$1.86	$1.74

Diluted	$1.03	$1.02	$1.83	$1.73

Weighted average limited partners’ units outstanding (in thousands ):
Basic	20,455	20,246	20,377	20,243
Dilutive units	327	64	305	32

Diluted	20,782	20,310	20,682	20,275

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners’ Capital
Balance at September 30, 2009	$38.8	$1.7	$731.5	$772.0
Distributions	(36.5)	—	(79.7)	(116.2)
Issuance of Inergy, L.P. units	—	—	199.8	199.8
Gain on issuance of Inergy, L.P. units	9.7	—	(9.7)	—
Acquisition of ASC minority interest	—	—	(10.1)	(10.1)
Change in non-controlling interest in AOCI	—	—	(10.4)	(10.4)
Inergy, L.P. unit-based compensation charges	—	—	2.2	2.2
Inergy, L.P. net proceeds from common unit options exercised	—	—	1.5	1.5
Net proceeds from common unit options exercised	1.6	—	—	1.6
Comprehensive income:
Net income	37.8	—	95.2	133.0
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	(0.9)	—	(0.9)

Comprehensive income				132.1

Balance at March 31, 2010	$51.4	$0.8	$920.3	$972.5

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended March 31,
	2010	2009
Operating activities
Net income attributable to partners	$37.8	$35.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.6	39.6
Amortization	14.6	13.3
Amortization of deferred financing costs and net bond discount	3.7	1.8
Unit-based compensation charges	2.2	1.4
Provision for doubtful accounts	(0.3)	0.8
Loss on disposal of assets	3.7	3.0
Gain on issuance of units in Inergy, L.P.	—	(3.2)
Interest of non-controlling partners in Inergy, L.P.’s net income	94.6	114.4
Interest of non-controlling partners in ASC’s consolidated net income	0.6	0.7
Deferred income taxes	0.3	0.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54.1)	(15.7)
Inventories	25.3	44.1
Prepaid expenses and other current assets	7.8	1.0
Other liabilities	(1.4)	(0.3)
Accounts payable	16.2	(16.2)
Accrued expenses	(12.3)	1.9
Customer deposits	(41.1)	(58.4)
Net liabilities from price risk management activities	(20.2)	(23.3)

Net cash provided by operating activities	140.0	140.6

Investing activities
Acquisitions, net of cash acquired	(262.2)	(1.5)
Purchases of property, plant and equipment	(57.8)	(104.1)
Proceeds from sale of assets	3.8	3.9

Net cash used in investing activities	(316.2)	(101.7)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Six Months Ended March 31,
	2010	2009
Financing activities
Proceeds from the issuance of long-term debt	$650.8	$598.1
Principal payments on long-term debt	(548.1)	(630.1)
Distributions to non-controlling partners in Inergy, L.P.	(79.1)	(59.5)
Distributions to non-controlling partners in ASC	(0.6)	—
Distributions	(36.5)	(26.8)
Payments for deferred financing costs	(9.9)	(5.5)
Proceeds from swap settlement	4.3	—
Net proceeds from issuance of Inergy, L.P. common units	199.8	85.6
Net proceeds from common unit options exercised	1.6	0.1
Net proceeds from common unit options exercised of Inergy, L.P.	1.5	—

Net cash provided by (used in) financing activities	183.8	(38.1)

Net increase in cash	7.6	0.8
Cash at beginning of period	11.7	17.4

Cash at end of period	$19.3	$18.2

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$6.4	$2.7

Net change to property, plant and equipment through accounts payable and accrued expenses	$(6.8)	$(2.9)

Change in the fair value of interest rate swap liability and related long-term debt	$(0.8)	$5.8

Acquisitions, net of cash acquired:
Current assets	$26.2	$0.3
Property, plant and equipment	115.2	4.3
Intangible assets, net	74.6	2.5
Goodwill	86.7	1.8
Other assets	0.1	—
Current liabilities	(50.7)	(0.7)
Acquisition of ASC minority interest	10.1	—
Issuance of equity	—	(6.7)

Total acquisitions, net of cash acquired	$262.2	$1.5

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

As of March 31, 2010, Holdings owns an aggregate 7.8% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.7% general partnership interest and an approximate 7.1% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of March 31, 2010, and for the three-month and six-month periods ended March 31, 2010 and 2009, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and six-month periods ended March 31, 2010, are not indicative of the results of operations that may be expected for the entire fiscal year.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy is party to certain commodity derivative financial instruments that are designated as hedges of selected inventory positions, and qualify as fair value hedges. Inergy is also party to certain interest rate swap agreements designed to manage interest rate risk exposure. Inergy’s overall objective for entering into fair value hedges is to manage its exposure to fluctuations in commodity prices and changes in the fair market value of its inventories and fixed rate borrowings. The commodity derivatives are recorded at fair value on the balance sheets as price risk management assets or liabilities and the related change in fair value is recorded to earnings in the current period as cost of product sold. The interest rate derivatives are recorded at fair value on the balance sheets in other assets or liabilities and the related change in fair value is recorded to earnings in the current period as interest expense.

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in Inergy’s other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $(0.3) million and $11.0 million at March 31, 2010 and September 30, 2009, respectively. Approximately $0.3 million is expected to be reclassified to earnings from Inergy’s other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $46.7 million and $33.5 million for the three months ended March 31, 2010 and 2009, respectively, and $89.3 million and $67.2 million for the six months ended March 31, 2010 and 2009, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at March 31, 2010 and September 30, 2009 amount to $25.2 million and $53.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Identifiable Intangible Assets

The Company has recorded certain identifiable intangible assets, including customer accounts, covenants not to compete, trademarks and deferred financing costs. Customer accounts, covenants not to compete and trademarks have arisen from the various acquisitions by Inergy. Deferred financing costs represent financing costs incurred in obtaining financing and are being amortized over the term of the related debt. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2009. No indicators of impairment were identified requiring an interim impairment test during the six-month period ended March 31, 2010.

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

Income Per Unit

The Company calculates basic net income per limited partner unit by dividing net income applicable to partners’ common interest by the weighted average number of units outstanding. Diluted net income per limited partner unit is computed by dividing net income by the sum of weighted average number of units outstanding and the effect of dilutive units outstanding.

Accounting for Unit-Based Compensation

The Company and Inergy each have a unit-based employee compensation plan, and all share-based payments to employees, including grants of employee stock options, are recognized in the consolidated statements of operations based on their fair values.

The amount of compensation expense recorded by the Company during the six months ended March 31, 2010 and 2009 was $2.2 million and $1.4 million, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of March 31, 2010, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,071.6 million compared with the aggregate principal amount at maturity of $1,050.0 million. Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). The carrying value at March 31, 2010 of amounts outstanding under the Credit Agreement of $136.0 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Holdings’ credit agreement (“Bank Facility”) consists of a $14 million revolver for Inergy Holdings, L.P. and a $6 million revolver for IPCH Acquisition Corp. The carrying value of amounts outstanding under the Bank Facility of $3.7 million at March 31, 2010, approximate fair value due primarily to the floating interest rate associated with the Bank Facility. The carrying value of Holdings’ $25 million term loan with a bank (“Term Loan”) at March 31, 2010, approximates fair value due primarily to the floating interest rate associated with the Term Loan.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification Subtopic 810-10 (“810-10”), originally issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued in December 2007 and requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted 810-10 on October 1, 2009. The adoption of 810-10 required the Company to recognize gains associated with issuances of Inergy units in the consolidated statement of partners’ capital. These gains were previously recognized in the consolidated statement of operations.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consist of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Propane gas and other liquids	$60.9	$81.3
Appliances, parts and supplies	17.0	14.8
Salt finished goods	0.5	0.4

Total inventory	$78.4	$96.5

Property, plant and equipment consists of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Tanks and plant equipment	$1,046.6	$916.7
Buildings and improvements	378.5	323.6
Vehicles	123.3	107.7
Construction in process	90.9	136.0
Salt deposits	41.6	41.6
Office furniture and equipment	30.7	29.6

	1,711.6	1,555.2
Less: accumulated depreciation	387.3	327.9

Total property, plant and equipment, net	$1,324.3	$1,227.3

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $498.6 million with an associated accumulated depreciation balance of $96.8 million at March 31, 2010.

Intangible assets consist of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Customer accounts	$330.2	$277.4
Covenants not to compete	86.7	72.5
Deferred financing and other costs	37.0	34.7
Trademarks	29.2	26.2

	483.1	410.8
Less: accumulated amortization	139.1	133.4

Total intangible assets, net	$344.0	$277.4

Note 4 – Business Acquisitions

On December 31, 2009, Inergy Propane, LLC entered into an Equity Purchase Agreement with Sterling Capital Partners, L.P., Sterling Capital Partners GmbH & Co. KG and the other parties thereto (collectively, “Sellers”) wherein Inergy Propane, LLC acquired 100% of the capital stock, membership interests, partnership interests, as applicable, of SCP GP Propane Partners I, Inc., SCP LP Propane Partners I, Inc., Liberty Propane GP, LLC, Liberty Propane, LP and Liberty Propane Operations, LLC (collectively, “Liberty”). Liberty is a retail propane company servicing approximately 100,000 customers in the Mid-Atlantic, Northeast and Western regions of the United States.

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

The following represents the pro-forma consolidated statements of operations as if Liberty had been included in the consolidated results of Inergy for the three-month period ending March 31, 2009, and the six-month periods ending March 31, 2010 and 2009, respectively (in millions):

	Pro-Forma Consolidated Statements of Operations
	Three Months Ended March 31,	Six Months Ended March 31,
	2009	2010	2009
Revenue	$616.2	$1,229.0	$1,191.8
Net income attributable to partners	$103.1	$138.3	$167.3

These amounts have been calculated after applying Inergy’s accounting policies and adjusting the results of Liberty to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period.

Revenue and net income generated by Liberty subsequent to Inergy’s acquisition on December 31, 2009, amounted to $57.2 million and $11.6 million, respectively.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 11, 2010, Inergy Midstream, LLC executed a definitive agreement to purchase the Seneca Lake natural gas storage facility (“Seneca Lake”) located in Schuyler County, New York, and two related pipelines. Seneca Lake is an approximate 2.0 billion cubic feet (bcf) underground salt cavern storage facility located on Inergy’s US Salt property outside Watkins Glen, New York, and has a maximum withdrawal capability of 145 MMcf/day and maximum injection capability of 75 MMcf/day. Seneca Lake is connected to the Dominion Transmission System via the 16-inch, 20 mile Seneca West Pipeline and indirectly to the city gate of Binghamton, New York, via the 12-inch, 37.5 mile Seneca East Pipeline, which runs within approximately 4 miles of Inergy’s Stagecoach North Lateral interconnect with the Millennium Pipeline. This transaction is subject to customary closing conditions and regulatory approvals.

On January 12, 2010, Inergy Propane, LLC acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers.

The purchase price allocations for these acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to reflect final asset valuation of prior fiscal year acquisitions have been included in the Company’s consolidated financial statements but are not material.

In January 2010, Inergy acquired an additional 25% interest in Steuben Gas Storage Company. The acquisition of this additional interest increased Inergy’s net income attributable to partners by $0.3 million in the three and six-month periods ended March 31, 2010.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010		September 30, 2009
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels )	2.4	2.5	6.8	6.5
Natural gas (MMBTU’s )	0.4	—	—	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	March 31, 2010		March 31, 2010
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in fair value hedging relationships:
Commodity (a)	$15.9	$6.0	$(15.9)	$(5.7)
Debt (b)	0.1	(0.1)	(0.1)	0.1

Total fair value of derivatives	$16.0	$5.9	$(16.0)	$(5.6)

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in Inergy’s OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from Inergy’s OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	March 31, 2010		March 31, 2010		March 31, 2010
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships:
Commodity (a)	$(0.9)	$0.1	$16.7	$11.5	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	March 31, 2010
	Three Months Ended	Six Months Ended
Derivatives not designated as hedging instruments:
Commodity (a)	$3.6	$6.6

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from Inergy’s OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Credit Risk

Inherent in Inergy’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2010 and September 30, 2009 were propane retailers, resellers, energy marketers and dealers.

Certain of Inergy’s derivative instruments have credit limits that require Inergy to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as Inergy’s established credit limit with the respective counterparty. If Inergy’s credit rating were to change, the counterparties could require it to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in Inergy’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010, is $3.5 million for which Inergy has posted collateral of $0.7 million, in the normal course of business. Inergy has received collateral of $1.3 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of March 31, 2010, Inergy held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included Inergy’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. Inergy’s derivative instruments consist of forwards, swaps, futures, physical exchanges, and options.

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

The following table sets forth by level within the fair value hierarchy Inergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 (in millions). The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Inergy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Adjustments (a)	Total
Assets
Assets from price risk management	$0.9	$12.9	$0.2	$14.0	$2.7	$11.3	$(5.1)	$8.9
Inventory	—	25.2	—	25.2	—	—	—	25.2
Interest rate swap	—	0.7	—	0.7	0.7	—	—	0.7

Total assets at fair value	$0.9	$38.8	$0.2	$39.9	$3.4	$11.3	$(5.1)	$34.8

Liabilities
Liabilities from price risk management	$0.7	$8.9	$0.2	$9.8	$1.5	$8.3	$(4.2)	$5.6

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended March 31, 2010
Beginning balance	$(0.2)
Beginning balance recognized during the period	0.1
Change in value of contracts executed during the period	0.1

Ending balance	$—

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at March 31, 2010 and September 30, 2009, respectively (in millions):

	March 31, 2010	September 30, 2009
Inergy credit agreement	$136.0	$27.2
Inergy senior unsecured notes	1,050.0	1,050.0
Inergy fair value hedge adjustment on senior unsecured notes	4.8	5.6
Inergy bond premium	3.0	3.3
Inergy bond discount	(17.8)	(19.7)
ASC credit agreement	7.1	8.3
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	24.7	18.6
Holdings bank facility	3.7	6.5
Holdings term loan	25.0	25.0

Total debt	1,236.5	1,124.8
Less: current portion	31.7	22.0

Total long-term debt	$1,204.8	$1,102.8

The Company’s bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.73% at March 31, 2010 for all outstanding debt under the Bank Facility. Availability under the Bank Facility amounted to $16.3 million and $13.5 million at March 31, 2010 and September 30, 2009, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

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

At March 31, 2010, the balance outstanding under the new Credit Agreement was $136.0 million, all drawn under the General Partnership Facility. At September 30, 2009, the balance outstanding under the previous credit agreement was $27.2 million, with the entire balance borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 3.23% at March 31, 2010, and between 2.0% and 3.5% at September 30, 2009, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $369.3 million and $381.1 million at March 31, 2010 and September 30, 2009, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $19.7 million and $16.7 million at March 31, 2010 and September 30, 2009, respectively.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Effective April 30, 2010, this requirement has been met.

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

In March 2010, Inergy entered into two interest rates swap agreements scheduled to mature in March 2015. Inergy has an additional interest rate swap agreement scheduled to mature in December 2014. Each is designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. These swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2014 and 2015 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the 6-month LIBOR interest rate plus spreads between 2.05% and 5.942% applied to the same aggregate notional amount of $75 million. The swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense. The change in the market value of the interest rate swaps for the six months ended March 31, 2010, was recorded as a $0.1 million increase to interest expense. This amount was offset by a $0.1 million decrease to interest expense that was recorded as a result of a change in the fair value of the hedged fixed rate debt.

See Note 11 for details of swaps purchased in April 2010.

At March 31, 2010, the Company was in compliance with all of its debt covenants.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the six months ended March 31, 2010 and 2009 is presented below:

Six Months Ended March 31, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions )
November 6, 2009	November 13, 2009	$0.850	$17.2
February 5, 2010	February 12, 2010	$0.940	19.3

			$36.5

Six Months Ended March 31, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions )
November 7, 2008	November 14, 2008	$0.650	$13.1
February 6, 2009	February 13, 2009	$0.675	13.7

			$26.8

On April 26, 2010, the Company declared a distribution of $0.975 per limited partner unit to be paid on May 14, 2010 to unitholders of record on May 7, 2010 for a total distribution of $20.0 million with respect to the second fiscal quarter of 2010. On May 15, 2009, a quarterly distribution of $0.75 per limited partner unit was paid to unitholders of record on May 8, 2009 with respect to the second fiscal quarter of 2009, for a total distribution of $15.2 million.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At March 31, 2010, the total of these firm purchase commitments was $115.5 million, of which $109.0 million will occur over the course of the next twelve months with the balance of $6.5 million occurring over the following twelve months. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects related to the Thomas Corners and Finger Lakes midstream assets. At March 31, 2010, the total of these firm purchase commitments was $4.3 million and the purchases associated with these commitments will occur over the course of the next twelve months.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At March 31, 2010 and September 30, 2009, Inergy’s self-insurance reserves were $23.3 million and $19.3 million, respectively.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Segments

The Company’s financial statements reflect two operating and reportable segments: propane operations and midstream operations. The Company’s propane operations include propane sales to end users, the sale of propane-related appliances and service work for propane-related equipment, the sale of distillate products and wholesale distribution of propane and marketing and price risk management services to other users, retailers and resellers of propane. The Company’s midstream operations include storage of natural gas for third parties, fractionation of natural gas liquids, processing of natural gas, distribution of natural gas liquids and the production and sale of salt. Results of operations for Liberty and MGS are included in the propane segment.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$371.5	$—	$—	$—	$371.5
Wholesale propane revenues	171.7	8.4	(0.1)	—	180.0
Storage, fractionation and other midstream revenues	—	67.2	(0.3)	—	66.9
Transportation revenues	4.5	5.4	—	—	9.9
Propane-related appliance sales revenues	5.2	—	—	—	5.2
Retail service revenues	4.3	—	—	—	4.3
Rental service and other revenues	7.5	—	—	—	7.5
Distillate revenues	45.8	—	—	—	45.8
Gross profit	209.8	30.2	(0.3)	—	239.7
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	20.2	481.2
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	2.8	16.3	—	0.3	19.4

	Three Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$304.1	$—	$—	$—	$304.1
Wholesale propane revenues	133.2	6.6	—	—	139.8
Storage, fractionation and other midstream revenues	—	49.3	(0.3)	—	49.0
Transportation revenues	4.6	4.4	—	—	9.0
Propane-related appliance sales revenues	4.5	—	—	—	4.5
Retail service revenues	4.5	—	—	—	4.5
Rental service and other revenues	7.9	—	—	—	7.9
Distillate revenues	51.3	—	—	—	51.3
Gross profit	187.0	25.4	(0.3)	—	212.1
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	20.2	465.0
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	2.1	49.3	—	0.1	51.5

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended March 31, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$592.8	$—	$—	$—	$592.8
Wholesale propane revenues	315.0	16.1	(0.1)	—	331.0
Storage, fractionation and other midstream revenues	—	136.1	(0.7)	—	135.4
Transportation revenues	8.7	10.2	—	—	18.9
Propane-related appliance sales revenues	12.3	—	—	—	12.3
Retail service revenues	9.3	—	—	—	9.3
Rental service and other revenues	14.2	—	—	—	14.2
Distillate revenues	78.9	—	—	—	78.9
Gross profit	351.9	63.7	(0.7)	—	414.9
Identifiable assets	196.7	49.0	—	—	245.7
Goodwill	364.5	96.5	—	20.2	481.2
Property, plant and equipment	809.9	890.5	—	11.2	1,711.6
Expenditures for property, plant and equipment	7.1	43.5	—	0.4	51.0

	Six Months Ended March 31, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$571.8	$—	$—	$—	$571.8
Wholesale propane revenues	268.6	12.7	—	—	281.3
Storage, fractionation and other midstream revenues	—	100.5	(0.5)	—	100.0
Transportation revenues	9.2	8.9	—	—	18.1
Propane-related appliance sales revenues	11.6	—	—	—	11.6
Retail service revenues	10.6	—	—	—	10.6
Rental service and other revenues	16.1	—	—	—	16.1
Distillate revenues	94.6	—	—	—	94.6
Gross profit	339.3	47.6	(0.5)	—	386.4
Identifiable assets	173.3	26.4	—	—	199.7
Goodwill	276.0	168.8	—	20.2	465.0
Property, plant and equipment	691.9	669.4	—	10.8	1,372.1
Expenditures for property, plant and equipment	6.1	94.5	—	0.6	101.2

Note 11 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

In April 2010, Inergy’s interest rate swap maturing in December 2014 was terminated.

In April 2010, Inergy purchased interest rate swaps with an aggregate notional value of $25 million. The swaps are scheduled to mature in March 2015.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In May 2010, the Company’s board of directors approved a three-for-one split of its outstanding limited partnership units. The unit split will entitle unitholders of record at the close of business on May 24, 2010, to receive two additional limited partnership units for each limited partnership unit held. The Company expects certificates for the additional partnership units will be issued and mailed on or about June 1, 2010.

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

Our aggregate partnership interests in Inergy consist of the following:

•

a 100% ownership interest in each of the managing general partner of Inergy, which manages Inergy’s business and affairs, and the non-managing general partner of Inergy, which owns an approximate 0.7% general partner interest in Inergy;

•	4,706,689 Inergy common units, representing an aggregate limited partner interest in Inergy of approximately 7.1%;

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

Inergy has grown primarily through acquisitions. Since the inception of its predecessor in November 1996 through March 31, 2010, Inergy has acquired 86 companies, including 80 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $2.1 billion, including working capital, assumed liabilities and acquisition costs.

On December 31, 2009, Inergy acquired the partnership interests of Liberty Propane, LP (“Liberty”) headquartered in Overland Park, Kansas. Liberty delivers propane to nearly 100,000 customers from 38 customer service centers in the Northeast, Mid-Atlantic and Western regions of the United States. On January 12, 2010, Inergy acquired the propane assets of MGS Corporation (“MGS”), headquartered in Hackensack, New Jersey. MGS currently delivers propane to nearly 6,400 customers from five customer service centers. The purchase price allocations for these acquisitions have been prepared on a preliminary basis pending final asset valuation and asset rationalization, and changes are expected when additional information becomes available. Changes to final asset valuation of prior fiscal year acquisitions have been included in our consolidated financial statements but are not material.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2009. At the main pricing hub of Mount Belvieu, Texas during the six-month period ended March 31, 2010, propane prices ranged from a low of $0.93 per gallon to a high of $1.44 per gallon and a price of $1.10 per gallon at March 31, 2010. Inergy’s ability to pass on price increases to its customers and its hedging program limits the impact that such volatility has had on its results from operations. In the future, Inergy will continue to hedge virtually 100% of its exposure from fixed price sales. While Inergy has historically been successful in passing on any price increases to its customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In addition, during those periods Inergy has historically experienced conservation of propane gallons used by its customers which has resulted in a decline in gross profit. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines Inergy has attributed to customer conservation will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through the 2009-2010 winter season with propane prices following a similar pattern for the majority of this time. As such, Inergy’s selling prices of propane have been at higher levels in order to attempt to maintain its historical gross margin per gallon. Inergy does not attempt to predict or control the underlying commodity prices; however, it monitors these prices daily and adjusts its operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of its product. Inergy believes that volatility in commodity prices will continue, and its ability to adjust to and manage its operations in response to this volatility may impact its operations and financial results.

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

Inergy believes its wholesale supply, marketing and distribution business complements its retail distribution business. Through its wholesale operations, Inergy distributes propane and also offers price risk management services to propane retailers, resellers and other related businesses as well as energy marketers and dealers, through a variety of financial and other instruments, including:

•	forward contracts involving the physical delivery of propane;

•	swap agreements which requires payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for propane; and

•	options, futures contracts on the New York Mercantile Exchange and other contractual arrangements.

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

Inergy’s midstream operations primarily include the storage, processing, fractionation and sale of natural gas and NGLs and, to a lesser extent, the wholesale distribution of salt from solution mining operations of US Salt. The cash flows from these operations are predominantly fee-based under one to ten year contracts with substantial, creditworthy counterparties and, therefore, are generally economically stable and not significantly affected in the short term by changing commodity prices, seasonality or weather fluctuations.

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

The majority of Inergy’s operating cash flows in its midstream operations are generated by its natural gas storage operations. Most of Inergy’s natural gas storage revenues are based on regulated market-based tariff rates, which are driven in large part by competition and demand for its storage capacity and deliverability. Demand for storage in Inergy’s key midstream market in the northeastern

United States is projected to continue to be strong, driven by a shortage in storage capacity and a higher than average annual growth in natural gas demand. This demand growth is primarily driven by the natural gas-fired electric generation sector and conversion from petroleum based fuels. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change could affect Inergy’s operations. Traditionally, supply to Inergy’s markets has come from the Gulf Coast region, onshore and offshore, as well as from Canada. The national supply profile is shifting to new sources of natural gas from basins in the Rockies, Mid-Continent, Appalachia and East Texas. In addition, the natural gas supply outlook includes new LNG regasification facilities under various stages of development in multiple locations. LNG can be a new source of potential supply, but the timing and extent of incremental supply ultimately realized from LNG is yet to be determined and, at present, LNG remains a small percentage of the overall supply to the markets Inergy serves. These supply shifts and other changes to the natural gas market may have an impact on Inergy’s storage operations and its development plans in the northeastern United States and may ultimately drive the need for more domestic capacity for natural gas storage. Currently, Inergy has committed to capital expansion projects at its Finger Lakes LPG storage expansion. The Finger Lakes LPG storage expansion project relates to the development of certain caverns acquired in the acquisition of US Salt in August 2008. The solution mining process creates caverns that can be developed into LPG or natural gas storage after the salt has been extracted. The Finger Lakes LPG expansion project is expected to convert certain of the caverns at US Salt into LPG storage with a capacity of up to 5 million barrels. This project is expected to be completed in spring 2011.

As Inergy executes on its strategic objectives, capital expansion projects will continue to be an important part of its growth plan. Inergy has committed capital and investment expenditures at March 31, 2010, of $4.3 million in its midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require Inergy to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect Inergy’s ability to implement its strategy. Market disruptions or a downgrade in Inergy’s credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as Inergy moves forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

•

Interest of Non-Controlling Partners in Inergy’s Net Income. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At March 31, 2010, we owned an approximate 7.1% limited partner interest in Inergy together with a 0.7% non-managing general partner interest; and the non-affiliated unitholders owned a 92.2% limited partner interest in Inergy.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes the consolidated statement of operations components for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Three Months Ended March 31,		Change
	2010	2009	In Dollars	Percentage
Revenue	$691.1	$570.1	$121.0	21.2%
Cost of product sold	451.4	358.0	93.4	26.1

Gross profit	239.7	212.1	27.6	13.0
Operating and administrative expenses	87.2	73.7	13.5	18.3
Depreciation and amortization	40.1	26.6	13.5	50.8
Loss on disposal of assets	1.7	2.3	(0.6)	(26.1)

Operating income	110.7	109.5	1.2	1.1
Interest expense, net	(23.0)	(18.2)	(4.8)	(26.4)
Other income	0.1	—	0.1	*

Income before gain on issuance of units in Inergy and income taxes	87.8	91.3	(3.5)	(3.8)
Gain on issuance of units in Inergy	—	2.9	(2.9)	*
Provision for income taxes	(0.6)	(0.8)	0.2	25.0

Net income	87.2	93.4	(6.2)	(6.6)
Net income attributable to non-controlling partners in Inergy’s net income	65.7	72.3	(6.6)	(9.1)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.2	0.3	(0.1)	(33.3)

Net income attributable to partners	$21.3	$20.8	$0.5	2.4%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended March 31, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$371.5	$304.1	$67.4	22.2%	147.2	124.7	22.5	18.0%
Wholesale propane	180.0	139.8	40.2	28.8	144.1	130.0	14.1	10.8
Other retail	67.3	72.8	(5.5)	(7.6)	—	—	—	—
Storage, fractionation and midstream	72.3	53.4	18.9	35.4	—	—	—	—

Total	$691.1	$570.1	$121.0	21.2%	291.3	254.7	36.6	14.4%

Volume. During the three months ended March 31, 2010, we sold 147.2 million retail gallons of propane, an increase of 22.5 million gallons or 18.0% from the 124.7 million retail gallons sold during the same three-month period in 2009. Gallons sold during the three months ended March 31, 2010 increased as compared to the same prior year period as a result of acquisition-related volume of 27.0 million gallons partially offset by lower volumes sold at our existing locations of 4.5 million gallons. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses, including low margin and less profitable customers.

Also impacting volumes sold during the three months ended March 31, 2010 compared to the same prior year period was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations.

Wholesale gallons delivered increased 14.1 million gallons, or 10.8%, to 144.1 million gallons in the three months ended March 31, 2010, from 130.0 million gallons in the three months ended March 31, 2009. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 20.7 million gallons, or 33.8%, to 81.9 million gallons during the three months ended March 31, 2010, from 61.2 million gallons during the same three-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009, and new terminalling contracts.

During the three months ended March 31, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the three months ended March 31, 2010, were $691.1 million, an increase of $121.0 million, or 21.2%, from $570.1 million during the same three-month period in 2009.

Revenues from retail propane sales were $371.5 million for the three months ended March 31, 2010, compared to $304.1 million during the same three-month period in 2009. This $67.4 million, or 22.2%, increase was due to acquisition-related sales, which resulted in higher retail propane revenues of $68.3 million, and a higher overall average selling price of propane, which contributed a $10.0 million increase in related revenues. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $10.9 million decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $180.0 million in the three months ended March 31, 2010, an increase of $40.2 million or 28.8%, from $139.8 million in the three months ended March 31, 2009. This increase resulted from the greater volumes of propane sold which contributed $15.1 million to the increase in revenues and the higher average sales price of propane which contributed $25.1 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $67.3 million for the three months ended March 31, 2010, a decrease of $5.5 million, or 7.6%, from $72.8 million during the same three-month period in 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $7.0 million and a $2.0 million decline in revenues from other products and services, partially offset by a $3.5 million increase from acquisition-related sales. Distillate revenues from existing locations decreased as a result of lower volume sold, partially offset by an increase in the comparable average selling price of distillates resulting from a higher wholesale cost.

Revenues from storage, fractionation and other midstream activities were $72.3 million for the three months ended March 31, 2010, an increase of $18.9 million or 35.4% from $53.4 million during the same three-month period in 2009. Revenues from our West Coast NGL operations increased $17.8 million primarily as a result of higher average sales price of natural gas liquids which contributed $10.4 million of the increase as a result of higher average natural gas liquids prices. The remainder of the increase was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed as a result of the Butamer addition in July 2009. Additionally, revenues from our US Salt operations increased $0.9 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for the three months ended March 31, 2010, was $451.4 million, an increase of $93.4 million, or 26.1%, from $358.0 million during the same three-month period in 2009.

Retail propane cost of product sold was $194.0 million for the three months ended March 31, 2010, an increase of $41.6 million, or 27.3%, when compared to $152.4 million for the same three-month period in 2009. This higher retail cost of product sold was driven by a $39.9 increase associated with acquisition-related sales and a $7.4 million increase arising from a higher average per gallon cost of propane. These factors were partially offset by a $5.5 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above and a $0.2 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the three months ended March 31, 2010, was $174.2 million, an increase of $43.0 million or 32.8%, from wholesale cost of product sold of $131.2 million in the three months ended March 31, 2009. This increase resulted from the greater volumes of propane purchased which contributed $14.2 million to the increase in cost and the higher average purchase price of propane which contributed to $28.8 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $40.9 million for the three months ended March 31, 2010, compared to $46.0 million during the same three-month period in 2009. This $5.1 million, or 11.1%, decrease was primarily due to lower costs from distillate sales at existing locations of $6.5 million and a decline in costs for other products and services of $0.2 million, partially offset by a $1.6 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined as a result of lower volume sales at existing locations, partially offset by an increase in the average cost per gallon of distillates.

Storage, fractionation and other midstream cost of product sold was $42.3 million for the three months ended March 31, 2010, an increase of $13.9 million, or 48.9%, from $28.4 million during the same three-month period in 2009. Costs from our West Coast NGL operations were $15.3 million higher primarily as a result of higher average purchase price of natural gas liquids which contributed $11.1 million of the increase as a result of higher natural gas liquids prices. The remainder of the increased costs at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed due to the Butamer addition in July 2009. This increase was partially offset by lower costs attributable to operational efficiencies at our US Salt, Bath and Stagecoach facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $18.8 million and $16.8 million for the three months ended March 31, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $8.6 million and $8.2 million for the three months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $18.5 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended March 31, 2010, was $239.7 million, an increase of $27.6 million, or 13.0%, from $212.1 million during the same three-month period in 2009.

Retail propane gross profit was $177.5 million for the three months ended March 31, 2010, compared to $151.7 million in the same three-month period in 2009. This $25.8 million, or 17.0%, increase in retail propane gross profit was mostly attributable to acquisitions and a higher cash margin per gallon, which contributed $28.4 million and $2.6 million, respectively. These improvements to retail propane gross profit were partially offset by a $5.4 million decline resulting from lower retail gallon sales at existing locations as discussed above.

Wholesale propane gross profit was $5.8 million in the three months ended March 31, 2010, compared to $8.6 million in the three months ended March 31, 2009, a decrease of $2.8 million or 32.6%. The decline in gross profit was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual gross profit during that prior period.

Other retail gross profit was $26.4 million for the three months ended March 31, 2010, compared to $26.8 million for the same three-month period in 2009. This $0.4 million, or 1.5%, decrease was due primarily to lower gross profit on distillates and other products and services of a combined $2.3 million, primarily offset by a $1.9 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $30.0 million in the three months ended March 31, 2010, compared to $25.0 million in the same three-month period in 2009, an increase of $5.0 million, or 20.0%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $2.5 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Stagecoach facilities, our Thomas Corners facility being placed in service in November 2009 and additional storage capacity at Bath.

Operating and Administrative Expenses. Operating and administrative expenses were $87.2 million for the three months ended March 31, 2010 compared to $73.7 million in the same three-month period in 2009. This $13.5 million, or 18.3%, increase in operating expenses was due primarily to acquisitions of $11.5 million. In addition, operating expenses from existing operations increased $2.0 million comprised predominantly of higher vehicle expenses, insurance and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $40.1 million for the three months ended March 31, 2010 compared to $26.6 million during the same three-month period in 2009. This $13.5 million, or 50.8%, increase resulted primarily from acquisitions and the expansion projects completed in Inergy’s midstream segment.

Interest Expense. Interest expense was $23.0 million for the three months ended March 31, 2010 compared to $18.2 million during the same three-month period in 2009. This $4.8 million, or 26.4%, increase was due to both an increase in the average interest rate incurred on our borrowings and an increase in the average outstanding borrowings during the period. Additionally, during the three months ended March 31, 2010 and 2009, Inergy capitalized $1.9 million and $2.9 million, respectively, of interest related to certain capital improvement projects in its midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $2.9 million for the three months ended March 31, 2009, whereas no gain was recorded during the same period of the current year.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2010 was $0.6 million compared to $0.8 million in the same three-month period in 2009. The provision for income taxes for the three months ended March 31, 2010 was composed of $0.3 million of current income tax expense together with $0.3 million of deferred income tax expense.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded expense of $65.7 million in the three months ended March 31, 2010, as compared to an expense of $72.3 million in the same three-month period of 2009 associated with the interests of non-controlling partners in Inergy. This $6.6 million, or 9.1%, change resulted primarily from a $5.5 million increase in incentive distribution rights received by the Company from Inergy, a $2.0 million decrease in the Company’s limited partner interest in Inergy’s net income, and a $3.3 million decrease in Inergy’s net income.

Net Income Attributable to Partners. Net income was $21.3 million for the three months ended March 31, 2010 compared to net income of $20.8 million for the same three-month period in 2009. The $0.5 million, or 2.4%, increase in net income was primarily attributable to the decrease in expense related to the interest of non-controlling partners in Inergy’s net income and the decrease in the provision for income taxes, partially offset by increased interest expense and a decrease in the gain on issuance of units in Inergy.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

The following table summarizes the consolidated statement of operations components for the six months ended March 31, 2010 and 2009, respectively (in millions):

	Six Months Ended March 31,		Change
	2010	2009	In Dollars	Percentage
Revenue	$1,192.8	$1,104.1	$88.7	8.0%
Cost of product sold	777.9	717.7	60.2	8.4

Gross profit	414.9	386.4	28.5	7.4
Operating and administrative expenses	155.9	146.7	9.2	6.3
Depreciation and amortization	77.2	52.9	24.3	45.9
Loss on disposal of assets	3.7	3.0	0.7	23.3

Operating income	178.1	183.8	(5.7)	(3.1)
Interest expense, net	(44.3)	(35.4)	(8.9)	(25.1)
Other income	0.1	—	0.1	*

Income before gain on issuance of units in Inergy and income taxes	133.9	148.4	(14.5)	(9.8)
Gain on issuance of units in Inergy	—	3.2	(3.2)	*
Provision for income taxes	(0.9)	(1.3)	0.4	30.8

Net income	133.0	150.3	(17.3)	(11.5)
Net income attributable to non-controlling partners in Inergy’s net income	94.6	114.4	(19.8)	(17.3)
Net income attributable to non-controlling partners in ASC’s consolidated net income	0.6	0.7	(0.1)	(14.3)

Net income attributable to partners	$37.8	$35.2	$2.6	7.4%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the six months ended March 31, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Six Months Ended March 31,		Change		Six Months Ended March 31,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$592.8	$571.8	$21.0	3.7%	249.7	229.1	20.6	9.0%
Wholesale propane	331.0	281.3	49.7	17.7	284.2	249.9	34.3	13.7
Other retail	123.4	142.1	(18.7)	(13.2)	—	—	—	—
Storage, fractionation and midstream	145.6	108.9	36.7	33.7	—	—	—	—

Total	$1,192.8	$1,104.1	$88.7	8.0%	533.9	479.0	54.9	11.5%

Volume. During the six months ended March 31, 2010, we sold 249.7 million retail gallons of propane, an increase of 20.6 million gallons or 9.0% from the 229.1 million retail gallons sold during the same six-month period in 2009. Gallons sold during the six months ended March 31, 2010, increased as compared to the same prior year period as a result of acquisition-related volume of 28.5 million gallons partially offset by a 7.9 million gallon decline from lower volumes sold at our existing locations. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of propane cost, which had been at record high prices the past several years, and (2) volume declines from net customer losses, including low margin and less profitable customers. Also impacting volumes sold during the six months ended March 31, 2010 compared to the same prior year period was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations.

Wholesale gallons delivered increased 34.3 million gallons, or 13.7%, to 284.2 million gallons in the six months ended March 31, 2010, from 249.9 million gallons in the six months ended March 31, 2009. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 53.1 million gallons, or 42.1%, to 179.3 million gallons during the six months ended March 31, 2010, from 126.2 million gallons during the same six-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009 and new terminalling contracts.

During the six months ended March 31, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the six months ended March 31, 2010, were $1,192.8 million, an increase of $88.7 million, or 8.0%, from $1,104.1 million during the same six-month period in 2009.

Revenues from retail propane sales were $592.8 million for the six months ended March 31, 2010, compared to $571.8 million during the same six-month period in 2009. This $21.0 million, or 3.7%, increase was primarily due to acquisition-related sales, which resulted in higher retail propane revenues of $71.5 million, partially offset by a combination of a lower overall average retail selling price of propane on a year to date basis primarily as a result of lower cost of propane and a decline in gallons sold to existing customers as described above, which contributed to a revenue decline of $30.7 million and $19.8 million, respectively.

Revenues from wholesale propane sales were $331.0 million in the six months ended March 31, 2010, an increase of $49.7 million or 17.7%, from $281.3 million in the six months ended March 31, 2009. This increase resulted from the greater volumes of propane sold which contributed $38.5 million to the increase in revenues and the higher average wholesale sales price of propane which contributed to $ 11.2 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $123.4 million for the six months ended March 31, 2010, a decrease of $18.7 million, or 13.2%, from $142.1 million during the same six-month period in 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $17.7 million and a $5.2 million decline in revenues from other products and services, partially offset by a $4.2 million increase from acquisition-related sales. Distillate revenues from existing locations decreased primarily as a result of lower volume sold.

Revenues from storage, fractionation and other midstream activities were $145.6 million for the six months ended March 31, 2010, an increase of $36.7 million or 33.7% from $108.9 million during the same six-month period in 2009. Revenues from our West Coast NGL operations increased $32.8 million primarily as a result of higher average sales price of natural gas liquids which contributed $15.1 million of the increase as a result of higher average natural gas liquids prices. The remainder of the increase at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volumes processed as a result of the Butamer addition in July 2009. Additionally, revenues from our US Salt operations increased $2.6 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for the six months ended March 31, 2010, was $777.9 million, an increase of $60.2 million, or 8.4%, from $717.7 million during the same six-month period in 2009.

Retail propane cost of product sold was $303.3 million for the six months ended March 31, 2010, compared to $299.8 million for the same six-month period in 2009. This $3.5 million, or 1.2%, increase was the result of a $41.7 million increase associated with acquisition-related volume, which was mostly offset by a reduction of cost of product sold relating to a decline in the average per gallon cost of retail propane coupled with lower volume sales at our existing locations as discussed above, which reduced costs by $25.3 million and $10.3 million, respectively. Also contributing to the decline in retail propane cost of product sold was a $2.6 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the six months ended March 31, 2010, was $317.2 million, an increase of $50.2 million or 18.8%, from wholesale cost of product sold of $267.0 million in the six months ended March 31, 2009. This increase resulted from the greater volumes of propane purchased which contributed $36.6 million to the increase in cost and the higher average purchase price of wholesale propane sold which contributed $13.6 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $74.3 million for the six months ended March 31, 2010, compared to $89.0 million during the same six-month period in 2009. This $14.7 million, or 16.5%, decrease was primarily due to lower costs from distillate sales at existing locations of $15.7 million and a decline in costs for other products and services of $1.1 million, partially offset by a $2.1 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined primarily as a result of lower volume sales at existing locations.

Storage, fractionation and other midstream cost of product sold was $83.1 million for the six months ended March 31, 2010, an increase of $21.2 million, or 34.2%, from $61.9 million during the same six-month period in 2009. Costs from our West Coast NGL operations were $24.7 million higher primarily as a result of higher average purchase price of natural gas liquids which contributed $17.4 million of the increase as a result of higher natural gas liquids prices. The remainder of the increased costs at our West Coast NGL operations was due to expected changes in the variety of natural gas liquid products sold and increased volume processed due to the Butamer addition in July 2009. This increase was partially offset by lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Bath facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $35.3 million and $34.1 million for the six months ended March 31, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $16.2 million and $16.4 million for the six months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $36.4 million and $15.2 million for the six months ended March 31, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $1.4 million and $1.5 million for the six months ended March 31, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the six months ended March 31, 2010, was $414.9 million, an increase of $28.5 million, or 7.4%, from $386.4 million during the same six-month period in 2009.

Retail propane gross profit was $289.5 million for the six months ended March 31, 2010, compared to $272.0 million in the same six-month period in 2009. This $17.5 million, or 6.4%, increase in retail propane gross profit was attributable to a $29.8 million increase from acquisitions and a $2.6 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These factors, which increased retail propane gross profit, were partially offset by a $9.5 million decline resulting from lower retail gallon sales at existing locations as discussed above and a $5.4 million decline arising from a lower cash margin per gallon. The decline in cash margin per gallon was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual margins per gallon during that prior period.

Wholesale propane gross profit was $13.8 million in the six months ended March 31, 2010, compared to $14.3 million in the six months ended March 31, 2009, a decrease of $0.5 million or 3.5%. The decline in gross profit was primarily the result of the unusually favorable market conditions in the prior year period, which led to higher than usual gross profit during that prior period.

Other retail gross profit was $49.1 million for the six months ended March 31, 2010, compared to $53.1 million for the same six-month period in 2009. This $4.0 million, or 7.5%, decrease was due primarily to lower gross profit on other products and services and distillates of $4.1 million and $2.0 million, respectively, partially offset by a $2.1 million increase in related gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $62.5 million in the six months ended March 31, 2010, compared to $47.0 million in the same six-month period in 2009, an increase of $15.5 million, or 33.0%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in an $8.1 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Stagecoach facilities, our Thomas Corners facility being placed in service in November 2009 and additional storage capacity at Bath.

Operating and Administrative Expenses. Operating and administrative expenses were $155.9 million for the six months ended March 31, 2010 compared to $146.7 million in the same six-month period in 2009. This $9.2 million, or 6.3%, increase in operating expenses was due primarily to acquisitions of $12.1 million. Partially offsetting this increase was lower operating expenses from existing operations of $2.9 million comprised predominantly of lower personnel expenses, vehicle expenses and other operating expenses.

Depreciation and Amortization. Depreciation and amortization was $77.2 million for the six months ended March 31, 2010 compared to $52.9 million during the same six-month period in 2009. This $24.3 million, or 45.9%, increase resulted primarily from acquisitions and the expansion projects completed in Inergy’s midstream segment.

Interest Expense. Interest expense was $44.3 million for the six months ended March 31, 2010 compared to $35.4 million during the same six-month period in 2009. This $8.9 million, or 25.1%, increase was primarily attributable to higher average interest rates incurred on our borrowings and to a lesser extent an increase in the average outstanding borrowings during the period. Additionally, during the six months ended March 31, 2010 and 2009, Inergy capitalized $3.4 million and $5.2 million, respectively, of interest related to certain capital improvement projects in its midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $3.2 million for the six months ended March 31, 2009, whereas no gain was recorded during the same period of the current year.

Provision for Income Taxes. The provision for income taxes for the six months ended March 31, 2010 was $0.9 million compared to $1.3 million in the same six-month period in 2009. The provision for income taxes for the six months ended March 31, 2010 was composed of $0.5 million of current income tax expense together with $0.4 million of deferred income tax expense.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded expense of $94.6 million in the six months ended March 31, 2010, as compared to an expense of $114.4 million in the same six-month period of 2009 associated with the interests of non-controlling partners in Inergy. This $19.8 million, or 17.3%, change resulted primarily from a $9.5 million increase in incentive distribution rights received by the Company from Inergy, a $3.8 million decrease in the Company’s limited partner interest in Inergy’s net income, and a $14.6 million decrease in Inergy’s net income.

Net Income Attributable to Partners. Net income was $37.8 million for the six months ended March 31, 2010 compared to net income of $35.2 million for the same six-month period in 2009. The $2.6 million, or 7.4%, increase in net income was primarily attributable to the decrease in expense related to the interest of non-controlling partners in Inergy’s net income and the decrease in the provision for income taxes, partially offset by increased interest expense and a decrease in the gain on issuance of units in Inergy.

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

Net operating cash inflows were $140.0 million and $140.6 million for the six-month periods ending March 31, 2010 and 2009, respectively. The $0.6 million decrease in operating cash flows was attributable to net decreases in cash components of net income attributable to partners and changes in working capital balances.

Net investing cash outflows were $316.2 million and $101.7 million for the six-month periods ending March 31, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $260.7 million increase in cash outlays related to acquisitions, partially offset by a $46.3 million decrease in capital expenditures.

Net financing cash inflows (outflows) were $183.8 million and $(38.1) million for the six-month periods ending March 31, 2010 and 2009, respectively. Net cash inflows were primarily impacted by a $134.7 million increase in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $114.2 million increase in proceeds from the issuance of Inergy, L.P. common units, partially offset by a $19.6 million increase in distributions to non-controlling partners in Inergy, L.P., a $9.7 million increase in distributions paid, and a $4.4 million increase in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowings under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. We give no assurance that we can raise additional capital to meet these needs. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been distressed, but Inergy has successfully raised over $200 million in long-term unsecured debt, entered into a secured credit facility providing borrowing capacity up to $525 million, and raised over $200 million in two separate equity transactions during 2009 and approximately $200 million in a 2010 equity transaction. Inergy has identified capital expansion project opportunities in its midstream operations. As of March 31, 2010, Inergy has firm purchase commitments totaling approximately $4.3 million related to certain of these projects. Additional commitments or expenditures, if any, Inergy may make toward any one or more of these projects is at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facilities

Inergy Holdings, L.P.

Our bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.73% at March 31, 2010 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $16.3 million and $13.5 million at March 31, 2010 and September 30, 2009, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces Inergy’s former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in an interest rate of 3.23% at March 31, 2010. At March 31, 2010, borrowings outstanding under the Credit Agreement were $136.0 million, all drawn under the General Partnership Facility. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Effective April 30, 2010, this requirement has been met.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At March 31, 2010, we had floating rate obligations totaling $242.6 million including amounts borrowed under credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2014 to floating, with aggregate notional amounts of $75 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from March 2010 levels, our interest expense would change by a total of approximately $2.4 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of March 31, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of March 31, 2010 and September 30, 2009 was assets of $8.9 million and $23.8 million, respectively, and liabilities of $5.6 million and $29.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.1 million gallons of net unbalanced positions at March 31, 2010.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except for the Liberty acquisition, there were no other material changes in the Company’s internal control over financial reporting during the first two quarters of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings, L.P.’s Registration Statement on Forms S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005).

3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005).

3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005).

*10.1	Credit Agreement between Inergy, L.P. and JPMorgan Chase Bank, N.A. dated November 24, 2009.

*31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: May 4, 2010	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)