Form 10-Q
period 2010-06-30
INERGY HOLDINGS, L.P.
filed 2010-08-09
CIK 1228068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 000-51304

Inergy Holdings, L.P.

(Exact name of registrant as specified in its charter)

Delaware	43-1792470
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Two Brush Creek Blvd., Suite 200
Kansas City, Missouri	64112
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The following units were outstanding at July 30, 2010:

Common units	61,782,532

INERGY HOLDINGS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements of Inergy Holdings, L.P.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit information)

	June 30, 2010	September 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5.6	$11.7
Accounts receivable, less allowance for doubtful accounts of $3.6 million and $2.7 million at June 30, 2010 and September 30, 2009, respectively	105.8	94.7
Inventories (Note 3)	89.0	96.5
Assets from price risk management activities	22.7	23.8
Prepaid expenses and other current assets	17.0	20.8

Total current assets	240.1	247.5

Property, plant and equipment (Note 3)	1,720.4	1,555.2
Less: accumulated depreciation	418.4	327.9

Property, plant and equipment, net	1,302.0	1,227.3

Intangible assets (Note 3):
Customer accounts	330.3	277.4
Other intangible assets	153.4	133.4

	483.7	410.8
Less: accumulated amortization	149.0	133.4

Intangible assets, net	334.7	277.4

Goodwill	483.7	394.5
Other assets	5.2	7.4

Total assets	$2,365.7	$2,154.1

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$63.1	$71.8
Accrued expenses	69.2	74.2
Customer deposits	29.4	60.1
Liabilities from price risk management activities	10.1	29.3
Current portion of long-term debt (Note 7)	33.5	22.0

Total current liabilities	205.3	257.4

Long-term debt, less current portion (Note 7)	1,269.1	1,102.8
Other long-term liabilities	0.9	0.9
Deferred income taxes	21.0	21.0

Partners’ capital (Note 8):
Common unitholders (61,721,882 and 60,829,833 units issued and outstanding as of June 30, 2010 and September 30, 2009, respectively)	44.7	38.8
Accumulated other comprehensive income	0.4	1.7

Total Inergy Holdings, L.P. partners’ capital	45.1	40.5
Interest of non-controlling partners in Inergy, L.P.	823.2	727.2
Interest of non-controlling partners in ASC’s subsidiaries	1.1	4.3

Total partners’ capital	869.4	772.0

Total liabilities and partners’ capital	$2,365.7	$2,154.1

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Propane	$167.8	$135.5	$1,091.6	$988.6
Other	123.8	99.5	392.8	350.5

	291.6	235.0	1,484.4	1,339.1
Cost of product sold (excluding depreciation and amortization as shown below):
Propane	113.3	81.3	733.8	648.1
Other	73.8	56.4	231.2	207.3

	187.1	137.7	965.0	855.4

Gross profit	104.5	97.3	519.4	483.7
Expenses:
Operating and administrative	75.3	66.6	231.2	213.3
Depreciation and amortization	40.5	26.4	117.7	79.3
Loss on disposal of assets	2.1	1.1	5.8	4.1

Operating income (loss)	(13.4)	3.2	164.7	187.0
Other income (expense):
Interest expense, net	(23.1)	(17.4)	(67.4)	(52.8)
Other income	0.8	—	0.9	—

Income (loss) before gain on issuance of units in Inergy, L.P. and income taxes	(35.7)	(14.2)	98.2	134.2
Gain on issuance of units in Inergy, L.P.	—	0.2	—	3.4
Benefit (provision) for income taxes	0.6	—	(0.3)	(1.3)

Net income (loss)	(35.1)	(14.0)	97.9	136.3
Net income attributable to non-controlling partners in Inergy, L.P.’s net (income) loss	47.6	23.7	(47.0)	(90.7)
Net income attributable to non-controlling partners in ASC’s consolidated net income	(0.1)	(0.3)	(0.7)	(1.0)

Net income attributable to partners	$12.4	$9.4	$50.2	$44.6

Total limited partners’ interest in net income	$12.4	$9.4	$50.2	$44.6

Net income per limited partner unit:
Basic	$0.20	$0.16	$0.82	$0.73

Diluted	$0.20	$0.15	$0.81	$0.73

Weighted average limited partners’ units outstanding (in thousands):
Basic	61,611	60,751	61,292	60,736
Dilutive units	1,042	520	956	237

Diluted	62,653	61,271	62,248	60,973

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

(unaudited)

	Partners’ Common Interest	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Partners’ Capital
Balance at September 30, 2009	$38.8	$1.7	$731.5	$772.0
Distributions	(56.5)	—	(122.2)	(178.7)
Issuance of Inergy, L.P. units	—	—	199.8	199.8
Gain on issuance of Inergy, L.P. units	9.6	—	(9.6)	—
Acquisition of ASC minority interest	—	—	(14.2)	(14.2)
Inergy, L.P. unit-based compensation charges	—	—	3.6	3.6
Inergy, L.P. net proceeds from common unit options exercised	—	—	2.1	2.1
Net proceeds from common unit options exercised	2.6	—	—	2.6
Comprehensive income:
Net income	50.2	—	47.7	97.9
Allocation of Inergy, L.P.’s change in unrealized fair value on cash flow hedges	—	(1.3)	(14.4)	(15.7)

Comprehensive income				82.2

Balance at June 30, 2010	$44.7	$0.4	$824.3	$869.4

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating activities
Net income attributable to partners	$50.2	$44.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94.5	59.4
Amortization	23.2	19.9
Amortization of deferred financing costs and net bond discount	5.4	3.5
Unit-based compensation charges	3.6	2.2
Provision for doubtful accounts	2.1	3.2
Loss on disposal of assets	5.8	4.1
Gain on issuance of units in Inergy, L.P.	—	(3.4)
Interest of non-controlling partners in Inergy, L.P.’s net income	47.0	90.7
Interest of non-controlling partners in ASC’s consolidated net income	0.7	1.0
Deferred income taxes	—	0.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4.9	41.4
Inventories	14.7	21.4
Prepaid expenses and other current assets	4.6	3.1
Other liabilities	(1.5)	(0.1)
Accounts payable	(9.6)	(32.3)
Accrued expenses	(38.2)	(5.0)
Customer deposits	(33.1)	(47.7)
Net assets (liabilities) from price risk management activities	(33.9)	1.3

Net cash provided by operating activities	140.4	207.8

Investing activities
Acquisitions, net of cash acquired	(252.9)	(12.4)
Purchases of property, plant and equipment	(71.2)	(153.7)
Proceeds from sale of assets	4.8	5.4
Other	—	(0.4)

Net cash used in investing activities	(319.3)	(161.1)

The accompanying notes are an integral part of these consolidated financial statements.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

(unaudited)

	Nine Months Ended June 30,
	2010	2009
Financing activities
Proceeds from the issuance of long-term debt	$788.3	$718.8
Principal payments on long-term debt	(621.9)	(724.1)
Distributions to non-controlling partners in Inergy, L.P.	(121.6)	(92.9)
Distributions to non-controlling partners in ASC	(0.6)	(0.7)
Distributions	(56.5)	(42.0)
Acquisition of ASC minority interest	(14.2)	—
Payments for deferred financing costs	(10.4)	(5.4)
Proceeds from swap settlement	5.2	—
Net proceeds from issuance of Inergy, L.P. common units	199.8	94.3
Net proceeds from common unit options exercised	2.6	0.2
Net proceeds from common unit options exercised of Inergy, L.P.	2.1	0.8

Net cash provided by (used in) financing activities	172.8	(51.0)

Net decrease in cash	(6.1)	(4.3)
Cash at beginning of period	11.7	17.4

Cash at end of period	$5.6	$13.1

Supplemental schedule of noncash investing and financing activities
Additions to intangible assets through the issuance of noncompetition agreements and notes to former owners of businesses acquired	$6.4	$4.2

Net change to property, plant and equipment through accounts payable and accrued expenses	$(7.5)	$12.4

Change in the fair value of interest rate swap liability and related long-term debt	$0.9	$3.3

Acquisitions, net of cash acquired:
Current assets	$26.1	$0.3
Property, plant and equipment	115.2	14.3
Intangible assets, net	74.5	(0.1)
Goodwill	89.3	5.7
Other assets	0.1	—
Current liabilities	(52.3)	(1.1)
Issuance of equity	—	(6.7)

Total acquisitions, net of cash acquired	$252.9	$12.4

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

As of June 30, 2010, Holdings owns an aggregate 7.8% interest in Inergy, inclusive of ownership of the Non-Managing General Partner and Managing General Partner. This ownership is comprised of an approximate 0.7% general partnership interest and an approximate 7.1% limited partnership interest. The Company also owns all of the “incentive distribution rights” provided for in the Inergy partnership agreement, which entitles Holdings to receive increasing percentages, up to 48%, of any cash distributed by Inergy in excess of $0.33 per unit in any quarter.

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

Basis of Presentation

The financial information contained herein as of June 30, 2010, and for the three-month and nine-month periods ended June 30, 2010 and 2009, is unaudited. The Company believes this information has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The Company also believes this information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods then ended. The retail distribution business is largely seasonal due to propane’s primary use as a heating source in residential and commercial buildings. Accordingly, the results of operations for the three-month and nine-month periods ended June 30, 2010, are not indicative of the results of operations that may be expected for the entire fiscal year.

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

Inergy also enters into derivative financial instruments that qualify as cash flow hedges, which hedge the exposure of variability in expected future cash flows predominantly attributable to forecasted purchases to supply fixed price sale contracts. These derivatives are recorded on the balance sheet at fair value as price risk management assets or liabilities. The effective portion of the gain or loss on these cash flow hedges is recorded in Inergy’s other comprehensive income in partner’s capital and reclassified into earnings as a component of cost of product sold in the same period in which the hedged transaction affects earnings. Any ineffective portion of the gain or loss is recognized as cost of product sold in the current period. Inergy’s accumulated other comprehensive income (loss) was $(4.7) million and $11.0 million at June 30, 2010 and September 30, 2009, respectively. Approximately $(4.1) million is expected to be reclassified to earnings from Inergy’s other comprehensive income over the next twelve months.

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

Expense Classification

Cost of product sold consists of tangible products sold including all propane and other natural gas liquids, salt and all propane related appliances. Operating and administrative expenses consist of all expenses incurred by the Company other than those described above in cost of product sold and depreciation and amortization. Certain of Inergy’s operating and administrative expenses and depreciation and amortization are incurred in the distribution of product and storage sales but are not included in cost of product sold. These amounts were $44.3 million and $32.1 million for the three months ended June 30, 2010 and 2009, respectively, and $133.6 million and $99.3 million for the nine months ended June 30, 2010 and 2009, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inventories

Inventories for retail operations, which mainly consist of propane gas and other liquids, are stated at the lower of cost or market and are computed using the average-cost method. Wholesale propane and other liquids inventories are designated under a fair value hedge program and are consequently marked to market. Propane and other liquids inventories being hedged and carried at market value at June 30, 2010 and September 30, 2009 amount to $36.5 million and $53.7 million, respectively. Inventories for midstream operations are stated at the lower of cost or market and are computed predominantly using the average cost method.

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

Inergy completed its annual impairment test for each of its reporting units and determined that no impairment existed as of September 30, 2009. No indicators of impairment were identified requiring an interim impairment test during the nine-month period ended June 30, 2010.

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

The amount of compensation expense recorded by the Company during the nine months ended June 30, 2010 and 2009 was $3.6 million and $2.2 million, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value

Cash and cash equivalents, accounts receivable (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. As of June 30, 2010, the estimated fair value of the fixed-rate Senior Notes, based on available trading information, totaled $1,070.1 million compared with the aggregate principal amount at maturity of $1,050.0 million. Inergy’s credit agreement (“Credit Agreement”) consists of a $75 million working capital facility (“Working Capital Facility”) and a $450 million revolving general partnership facility (“General Partnership Facility”). The carrying value at June 30, 2010 of amounts outstanding under the Credit Agreement of $202.0 million approximate fair value due primarily to the floating interest rate associated with the Credit Agreement.

Holdings’ credit agreement (“Bank Facility”) consists of a $14 million revolver for Inergy Holdings, L.P. and a $6 million revolver for IPCH Acquisition Corp. The carrying value of amounts outstanding under the Bank Facility of $2.9 million at June 30, 2010, approximate fair value due primarily to the floating interest rate associated with the Bank Facility. The carrying value of Holdings’ $25 million term loan with a bank (“Term Loan”) at June 30, 2010, approximates fair value due primarily to the floating interest rate associated with the Term Loan.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Certain Balance Sheet Information

Inventories consisted of the following at June 30, 2010 and September 30, 2009, respectively (in millions):

	June 30, 2010	September 30, 2009
Propane gas and other liquids	$72.1	$81.3
Appliances, parts, supplies and other	16.9	15.2

Total inventory	$89.0	$96.5

Property, plant and equipment consisted of the following at June 30, 2010 and September 30, 2009, respectively (in millions):

	June 30, 2010	September 30, 2009
Tanks and plant equipment	$1,046.7	$916.7
Buildings and improvements	379.4	323.6
Vehicles	124.0	107.7
Construction in process	97.4	136.0
Salt deposits	41.6	41.6
Office furniture and equipment	31.3	29.6

	1,720.4	1,555.2
Less: accumulated depreciation	418.4	327.9

Total property, plant and equipment, net	$1,302.0	$1,227.3

The tanks and plant equipment balances above include tanks owned by the Company that reside at customer locations. The leases associated with these tanks are accounted for as operating leases. These tanks have a value of $498.5 million with an associated accumulated depreciation balance of $101.7 million at June 30, 2010.

Intangible assets consisted of the following at June 30, 2010 and September 30, 2009, respectively (in millions):

	June 30, 2010	September 30, 2009
Customer accounts	$330.3	$277.4
Covenants not to compete	86.7	72.5
Deferred financing and other costs	37.5	34.7
Trademarks	29.2	26.2

	483.7	410.8
Less: accumulated amortization	149.0	133.4

Total intangible assets, net	$334.7	$277.4

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inergy is in the process of obtaining third party valuations of certain property, plant and equipment as well as intangible assets; thus the provisional measurements of intangible assets, goodwill and deferred income taxes are subject to change. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

December 31, 2009
Accounts receivable, less allowance for doubtful accounts of $0.5 million	$15.2
Inventory	6.1
Prepaid expenses and other current assets	0.7
Property, plant and equipment	104.5
Customer accounts	20.0
Covenants not to compete	12.3
Trademarks	3.0

Total identifiable assets acquired	161.8

Current liabilities	15.9
Income tax liability	27.9
Current portion of long-term debt	1.9
Notes payable	6.2

Total liabilities assumed	51.9

Net identifiable assets acquired	109.9
Goodwill	83.4

Net assets acquired	$193.3

The customer accounts are amortized over a period of 15 years and the covenants not to compete are amortized over a period of approximately 5 years.

The $83.4 million of goodwill has all been assigned to the propane operations segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce.

The following represents the pro-forma consolidated statements of operations as if Liberty had been included in the consolidated results of Inergy for the three-month period ending June 30, 2009, and the nine-month periods ending June 30, 2010 and 2009, respectively (in millions):

	Pro-Forma Consolidated Statements of Operations
	Three Months Ended June 30,	Nine Months Ended June 30,
	2009	2010	2009
Revenue	$252.9	$1,520.6	$1,444.7
Net income (loss) attributable to partners	$(16.1)	$103.4	$151.2

These amounts have been calculated after applying Inergy’s accounting policies and adjusting the results of Liberty to reflect the depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant and equipment and intangible assets had been made at the beginning of the respective period.

Revenue and net income generated by Liberty subsequent to Inergy’s acquisition on December 31, 2009, amounted to $76.9 million and $9.6 million, respectively.

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

In January 2010 and April 2010, Inergy acquired an additional 25% and 10% interest in Steuben Gas Storage Company (“Steuben”), respectively. The acquisition of this additional interest increased net income attributable to partners by $0.4 million and $0.7 million in the three-month and nine-month periods ended June 30, 2010, respectively.

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

Commodity Price and Credit Risk

Notional Amounts and Terms

The notional amounts and terms of Inergy’s derivative financial instruments include the following at June 30, 2010 and September 30, 2009, respectively (in millions):

	June 30, 2010		September 30, 2009
	Fixed Price Payor	Fixed Price Receiver	Fixed Price Payor	Fixed Price Receiver
Propane, crude and heating oil (barrels)	5.7	5.2	6.8	6.5
Natural gas (MMBTU’s)	0.2	—	—	—

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

Fair Value of Derivative Instruments

The following tables detail the amount and location on the Company’s consolidated balance sheets and consolidated statements of operations related to all of its commodity derivatives (in millions):

	Amount of Gain (Loss) Recognized in Net Income from Derivatives		Amount of Gain (Loss) Recognized in Net Income on Item Being Hedged
	June 30, 2010		June 30, 2010
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in fair value hedging relationships:
Commodity (a)	$3.2	$9.2	$(3.1)	$(8.8)
Debt (b)	2.1	1.5	(2.1)	(1.5)

Total fair value of derivatives	$5.3	$10.7	$(5.2)	$(10.3)

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Amount of Gain (Loss) Recognized in Inergy’s OCI on Effective Portion of Derivatives		Amount of Gain (Loss) Reclassified from Inergy’s OCI to Net Income		Amount of Gain (Loss) Recognized in Net Income on Ineffective Portion of Derivatives & Amount Excluded from Testing
	June 30, 2010		June 30, 2010		June 30, 2010
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedging relationships:
Commodity (c)	$(3.8)	$(3.9)	$0.5	$11.8	$—	$—

	Amount of Gain (Loss) Recognized in Net Income from Derivatives
	June 30, 2010
	Three Months Ended	Nine Months Ended
Derivatives not designated as hedging instruments:
Commodity (d)	$3.8	$10.4

(a)	The gain (loss) on both the derivative and the item being hedged are located in cost of product sold in the consolidated statements of operations.
(b)	The gain (loss) on both the derivative and the item being hedged are located in interest expense in the consolidated statements of operations.
(c)	The gain (loss) on the amount reclassified from Inergy’s OCI into income, the ineffective portion and the amount excluded from effectiveness testing are included in cost of product sold.
(d)	The gain (loss) is recognized in cost of product sold.

Credit Risk

Inherent in Inergy’s contractual portfolio are certain credit risks. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2010 and September 30, 2009 were propane retailers, resellers, energy marketers and dealers.

Certain of Inergy’s derivative instruments have credit limits that require Inergy to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as Inergy’s established credit limit with the respective counterparty. If Inergy’s credit rating were to change, the counterparties could require it to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in Inergy’s credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010, is $11.7 million for which Inergy has posted collateral of $8.8 million, in the normal course of business. Inergy has received collateral of $3.5 million in the normal course of business. All collateral amounts have been netted against the asset or liability with the respective counterparty.

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

As of June 30, 2010, Inergy held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included Inergy’s derivative instruments related to propane, heating oil, crude oil, natural gas, natural gas liquids and interest rates as well as the portion of inventory that is hedged in a qualifying fair value hedge. Inergy’s derivative instruments consist of forwards, swaps, futures, physical exchanges, and options.

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

The assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Inergy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy Inergy’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 (in millions):

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Fair Value of Derivatives
	Level 1	Level 2	Level 3	Total	Designated as Hedges	Not Designated as Hedges	Netting Adjustments (a)	Total
Assets
Assets from price risk management	$0.7	$24.1	$2.1	$26.9	$4.6	$22.3	$(4.2)	$22.7
Inventory	—	36.5	—	36.5	—	—	—	36.5
Interest rate swap	—	1.9	—	1.9	1.9	—	—	1.9

Total assets at fair value	$0.7	$62.5	$2.1	$65.3	$6.5	$22.3	$(4.2)	$61.1

Liabilities
Liabilities from price risk management	$0.9	$19.4	$0.7	$21.0	$4.6	$16.4	$(10.9)	$10.1

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

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, 820-10 requires a reconciliation of the beginning and ending balances, separated for each major category of assets. The reconciliation is as follows (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended June 30, 2010
Beginning balance	$(0.2)
Beginning balance recognized during the period	0.2
Change in value of contracts executed during the period	1.4

Ending balance	$1.4

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Long-Term Debt

Long-term debt consisted of the following at June 30, 2010 and September 30, 2009, respectively (in millions):

	June 30, 2010	September 30, 2009
Inergy credit agreement	$202.0	$27.2
Inergy senior unsecured notes	1,050.0	1,050.0
Inergy fair value hedge adjustment on senior unsecured notes	6.5	5.6
Inergy bond premium	2.9	3.3
Inergy bond discount	(16.9)	(19.7)
ASC credit agreement	6.3	8.3
Inergy obligations under noncompetition agreements and notes to former owners of businesses acquired	23.9	18.6
Holdings bank facility	2.9	6.5
Holdings term loan	25.0	25.0

Total debt	1,302.6	1,124.8
Less: current portion	33.5	22.0

Total long-term debt	$1,269.1	$1,102.8

The Company’s bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of the Company’s interests in Inergy. In addition, the Bank Facility is guaranteed by Partners. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.85% at June 30, 2010 for all outstanding debt under the Bank Facility. Availability under the Bank Facility amounted to $17.1 million and $13.5 million at June 30, 2010 and September 30, 2009, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

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

At June 30, 2010, the balance outstanding under the new Credit Agreement was $202.0 million, including $168.0 million borrowed for acquisitions and growth capital expenditures and $34.0 million borrowed for working capital purposes. At September 30, 2009, the balance outstanding under the previous credit agreement was $27.2 million, with the entire balance borrowed for working capital purposes. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 3.35% at June 30, 2010, and between 2.0% and 3.5% at September 30, 2009, for all outstanding debt under the Credit Agreement. Availability under the Credit Agreement amounted to $303.3 million and $381.1 million at June 30, 2010 and September 30, 2009, respectively. Outstanding standby letters of credit under the Credit Agreement amounted to $19.7 million and $16.7 million at June 30, 2010 and September 30, 2009, respectively.

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this requirement on April 30, 2010.

Steuben Gas Storage Company, a majority-owned subsidiary of Arlington Storage Company (“ASC”), had a debt agreement in place at the time of Inergy’s acquisition of ASC (“ASC Credit Agreement”). The ASC Credit Agreement is secured by the assets of Steuben and has no recourse against the assets of Inergy. The ASC Credit Agreement is scheduled to mature in December 2015. The interest rate on approximately half of the ASC Credit Agreement is at a fixed rate, while the other portion is based on LIBOR plus the applicable spreads. In July 2010, Inergy paid in full the remaining balance on the ASC Credit Agreement.

Certain counterparties elected to call their respective interest rate swap positions in December 2009 and April 2010. The aggregate notional amount associated with these swaps amounted to $125 million and $25 million, respectively. Inergy received $4.3 million and $0.9 million in December 2009 and April 2010, respectively, in consideration for the cancellation of the swaps.

In March 2010, Inergy entered into two interest rates swap agreements scheduled to mature in March 2015. Each is designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure. In April 2010, Inergy entered into two additional interest rate swap agreements scheduled to mature in March 2015. The aggregate of these two swaps is designed to hedge $25 million in underlying fixed rate senior unsecured notes in order to manage interest rate risk exposure.

Inergy’s swap agreements, which expire on the same date as the maturity date of the related senior unsecured notes due 2015 and contain call provisions consistent with the underlying senior unsecured notes, require the counterparty to pay Inergy an amount based on the stated fixed interest rate due every six months. In exchange, Inergy is required to make semi-annual floating interest rate payments on the same dates to the counterparty based on an annual interest rate equal to the six-month LIBOR interest rate plus spreads between 5.75% and 5.942% applied to the same aggregate notional amount of $75 million. The swap agreements have been accounted for as fair value hedges. Amounts to be received or paid under the agreements are accrued and recognized over the life of the agreements as an adjustment to interest expense.

At June 30, 2010, the Company was in compliance with the debt covenants in the Bank Facility, Credit Agreement and senior unsecured notes.

Note 8 – Partners’ Capital

Quarterly Distributions of Available Cash

A summary of the Company’s limited partner quarterly distributions for the nine months ended June 30, 2010 and 2009 is presented below:

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Nine Months Ended June 30, 2010
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions )
November 6, 2009	November 13, 2009	$0.283	$17.2
February 5, 2010	February 12, 2010	$0.313	19.3
May 7, 2010	May 14, 2010	$0.325	20.0

			$56.5

Nine Months Ended June 30, 2009
Record Date	Payment Date	Per Unit Rate	Distribution Amount (in millions )
November 7, 2008	November 14, 2008	$0.217	$13.1
February 6, 2009	February 13, 2009	$0.225	13.7
May 8, 2009	May 15, 2009	$0.250	15.2

			$42.0

On July 26, 2010, the Company declared a distribution of $0.34 per limited partner unit to be paid on August 13, 2010 to unitholders of record on August 6, 2010 for a total distribution of $21.0 million with respect to the third fiscal quarter of 2010. On August 14, 2009, a quarterly distribution of $0.26 per limited partner unit was paid to unitholders of record on August 7, 2009 with respect to the third fiscal quarter of 2009, for a total distribution of $15.8 million.

The Company’s capital is comprised primarily of its equity in Inergy and the Company’s ability to make distributions is contingent upon the distributions it receives from Inergy. While Inergy distributes all available cash, its capital is not all available for distribution.

In May 2010, the Company’s board of directors approved a three-for-one split of its outstanding limited partnership units. The unit split entitled unitholders of record at the close of business on May 24, 2010, to receive two additional limited partnership units for each limited partnership unit held. The split was effective June 1, 2010.

Note 9 – Commitments and Contingencies

Inergy periodically enters into agreements with suppliers to purchase fixed quantities of propane, distillates, natural gas and liquids at fixed prices. At June 30, 2010, the total of these firm purchase commitments was $244.2 million, of which $234.2 million will occur over the course of the next twelve months with the balance of $10.0 million occurring over the following twelve months. Inergy also enters into non-binding agreements with suppliers to purchase quantities of propane, distillates, natural gas and liquids at variable prices at future dates at the then prevailing market prices.

Inergy has entered into certain purchase commitments in connection with the identified growth projects primarily related to the North/South Pipeline Compression and Finger Lakes midstream assets. At June 30, 2010, the total of these firm purchase commitments was $16.7 million and the purchases associated with these commitments will occur over the course of the next twelve months.

The Company is periodically involved in litigation proceedings. The results of litigation proceedings cannot be predicted with certainty; however, management believes that the Company does not have material potential liability in connection with these proceedings that would have a significant financial impact on its consolidated financial condition, results of operations or cash flows.

Inergy utilizes third-party insurance subject to varying retention levels of self-insurance, which management considers prudent. Such self-insurance relates to losses and liabilities primarily associated with medical claims, workers’ compensation claims and general, product, vehicle, and environmental liability. Losses are accrued based upon management’s estimates of the aggregate liability for claims incurred using certain assumptions followed in the insurance industry and based on past experience. The primary assumption utilized is actuarially determined loss development factors. The loss development factors are based primarily on historical data. Inergy’s self insurance reserves could be affected if future claims development differs from the historical trends. Inergy believes changes in health care costs, trends in health care claims of its employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. Inergy continually monitors changes in employee demographics, incident and claim type and evaluates its insurance accruals and adjusts its accruals based on its evaluation of these qualitative data points. At June 30, 2010 and September 30, 2009, Inergy’s self-insurance reserves were $21.2 million and $19.3 million, respectively.

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

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenues, gross profit, identifiable assets, goodwill, property, plant and equipment and expenditures for property, plant and equipment for each of the Company’s reportable segments are presented below (in millions):

	Three Months Ended June 30, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$104.3	$—	$—	$—	$104.3
Wholesale propane revenues	57.5	6.0	—	—	63.5
Storage, fractionation and other midstream revenues	—	82.6	(0.2)	—	82.4
Transportation revenues	5.0	3.1	—	—	8.1
Propane-related appliance sales revenues	4.9	—	—	—	4.9
Retail service revenues	3.9	—	—	—	3.9
Rental service and other revenues	6.4	—	—	—	6.4
Distillate revenues	18.1	—	—	—	18.1
Gross profit	71.5	33.2	(0.2)	—	104.5
Identifiable assets	141.5	53.3	—	—	194.8
Goodwill	367.1	96.4	—	20.2	483.7
Property, plant and equipment	809.9	898.9	—	11.6	1,720.4
Additions to property, plant and equipment	3.6	8.4	—	0.7	12.7

	Three Months Ended June 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$87.5	$—	$—	$—	$87.5
Wholesale propane revenues	44.7	3.3	—	—	48.0
Storage, fractionation and other midstream revenues	—	59.3	—	—	59.3
Transportation revenues	3.8	3.3	—	—	7.1
Propane-related appliance sales revenues	4.9	—	—	—	4.9
Retail service revenues	3.6	—	—	—	3.6
Rental service and other revenues	6.2	—	—	—	6.2
Distillate revenues	18.4	—	—	—	18.4
Gross profit	71.2	26.1	—	—	97.3
Identifiable assets	128.6	34.3	—	—	162.9
Goodwill	279.2	169.5	—	20.2	468.9
Property, plant and equipment	701.5	730.9	—	10.8	1,443.2
Additions to property, plant and equipment	2.8	62.0	—	0.1	64.9

INERGY HOLDINGS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended June 30, 2010
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$697.1	$—	$—	$—	$697.1
Wholesale propane revenues	372.5	22.1	(0.1)	—	394.5
Storage, fractionation and other midstream revenues	—	218.7	(0.9)	—	217.8
Transportation revenues	13.7	13.3	—	—	27.0
Propane-related appliance sales revenues	17.2	—	—	—	17.2
Retail service revenues	13.2	—	—	—	13.2
Rental service and other revenues	20.6	—	—	—	20.6
Distillate revenues	97.0	—	—	—	97.0
Gross profit	423.4	96.9	(0.9)	—	519.4
Identifiable assets	141.5	53.3	—	—	194.8
Goodwill	367.1	96.4	—	20.2	483.7
Property, plant and equipment	809.9	898.9	—	11.6	1,720.4
Additions to property, plant and equipment	10.7	51.9	—	1.1	63.7

	Nine Months Ended June 30, 2009
	Propane Operations	Midstream Operations	Intersegment Operations	Corporate Assets	Total
Retail propane revenues	$659.3	$—	$—	$—	$659.3
Wholesale propane revenues	313.3	16.1	(0.1)	—	329.3
Storage, fractionation and other midstream revenues	—	159.9	(0.6)	—	159.3
Transportation revenues	13.0	12.2	—	—	25.2
Propane-related appliance sales revenues	16.5	—	—	—	16.5
Retail service revenues	14.2	—	—	—	14.2
Rental service and other revenues	22.3	—	—	—	22.3
Distillate revenues	113.0	—	—	—	113.0
Gross profit	410.5	73.8	(0.6)	—	483.7
Identifiable assets	128.6	34.3	—	—	162.9
Goodwill	279.2	169.5	—	20.2	468.9
Property, plant and equipment	701.5	730.9	—	10.8	1,443.2
Additions to property, plant and equipment	8.9	156.5	—	0.7	166.1

Note 11 – Subsequent Events

The Company has identified subsequent events requiring disclosure through the date of the filing of this Form 10-Q.

In July 2010, Inergy paid in full the remaining balance on the ASC Credit Agreement.

In July 2010, Inergy purchased an additional 10% interest in Steuben. This acquisition gives Inergy 100% ownership of Steuben.

On August 9, 2010, Inergy and Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement and the other transactions contemplated thereby, (a) the incentive distribution rights in Inergy owned by Holdings will be transformed into Inergy common units, (b) Holdings will contribute to Inergy all of Holdings’ ownership interests in two of its wholly owned subsidiaries (including Inergy’s non-managing general partner) in exchange for Inergy common units (the “Holdings Subsidiary Contribution”), and concurrent with the Holdings Subsidiary Contribution, Inergy common units owned by such entities will be converted into Class A Units, and (c) a wholly owned subsidiary of Holdings’ general partner will merge with and into Holdings, with Holdings surviving (the “Merger”), such that following the Merger, the public ownership of Holdings will cease to exist and Holdings GP will remain as the sole general partner of Holdings. Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Inergy GP and the general partner of Holdings, if the merger is completed, each outstanding Holdings common unit held by public unitholders will be converted into the right to receive 0.770 Inergy common units.

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

Inergy is a growing retail and wholesale propane supply, marketing and distribution business. Inergy also owns and operates a growing midstream business that includes three natural gas storage facilities (“Stagecoach”, “Thomas Corners” and “Steuben”), a liquefied petroleum gas (“LPG”) storage facility (“Finger Lakes LPG”), a natural gas liquids (“NGL”) business and a solution-mining and salt production company (“US Salt”). Inergy further intends to pursue its growth objectives in the propane business through, among other things, future acquisitions. Inergy’s acquisition strategy focuses on propane companies that meet its acquisition criteria, including targeting acquisition prospects that maintain a high percentage of retail sales to residential customers, operating in attractive markets and focusing its operations under established and locally recognized trade names. Inergy’s midstream growth objectives focus both on organically expanding its existing assets and acquiring future operations that leverage its existing operating platform, produce predominantly fee-based cash flow characteristics and have future organic or commercial expansion characteristics.

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

Inergy has grown primarily through acquisitions. Since the inception of its predecessor in November 1996 through June 30, 2010, Inergy has acquired 86 companies, including 80 retail propane companies and 6 midstream businesses, for an aggregate purchase price of approximately $2.1 billion, including working capital, assumed liabilities and acquisition costs.

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

The retail propane business is a “margin-based” business where the level of profitability is largely dependent on the difference between sales prices and product costs. Propane prices continued to be volatile during 2010. At the main pricing hub of Mount Belvieu, Texas during the nine-month period ended June 30, 2010, propane prices ranged from a low of $0.93 per gallon to a high of $1.44 per gallon and a price of $0.99 per gallon at June 30, 2010. Inergy’s ability to pass on price increases to its customers and its hedging program limits the impact that such volatility has had on its results from operations. In the future, Inergy will continue to hedge virtually 100% of its exposure from fixed price sales. While Inergy has historically been successful in passing on any price increases to its customers, there can be no guarantees that this trend will continue in the future. In periods of increasing costs, Inergy has experienced a decline in its gross profit as a percentage of revenues. In addition, during those periods Inergy has historically experienced conservation of propane gallons used by its customers which has resulted in a decline in gross profit. In periods of decreasing costs, Inergy has experienced an increase in its gross profit as a percentage of revenues. There is no assurance that because propane prices decline customers will use more propane and thus historical gallon sales declines Inergy has attributed to customer conservation will reverse. Propane is a by-product of both crude oil refining and natural gas processing and thus typically follows the same pricing pattern as these two commodities with crude oil pricing being the more influential of the two historically. The prices of crude oil and natural gas had maintained historically high costs in calendar years 2007 and 2008 before both began to fall rather dramatically in late 2008 and throughout the 2008-2009 winter season. While natural gas pricing has remained at historically low levels since this decline, crude oil costs leveled off in the spring of 2009 before beginning another increase that persisted through the 2009-2010 winter season with propane prices following a similar pattern for the majority of this time. As such, Inergy’s selling prices of propane have been at higher levels in order to attempt to maintain its historical gross margin per gallon. Inergy does not attempt to predict or control the underlying commodity prices; however, it monitors these prices daily and adjusts its operations and retail prices to maintain expected margins by passing on the wholesale costs to end users of its product. Inergy believes that volatility in commodity prices will continue, and its ability to adjust to and manage its operations in response to this volatility may impact its operations and financial results.

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

As Inergy executes on its strategic objectives, capital expansion projects will continue to be an important part of its growth plan. Inergy has committed capital and investment expenditures at June 30, 2010, of $16.7 million in its midstream operations. These capital requirements, along with the refinancings of normal maturities of existing debt, will require Inergy to continue long-term borrowings. An inability to access capital at competitive rates could adversely affect Inergy’s ability to implement its strategy. Market disruptions or a downgrade in Inergy’s credit ratings may increase the cost of borrowing or adversely affect its ability to access one or more sources of liquidity. During the past several years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor and the pricing of materials. Although certain costs have begun to decrease, there will be continual focus on project management activities to address these pressures as Inergy moves forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

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

Recent Developments

On August 9, 2010, Inergy and Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement and the other transactions contemplated thereby, (a) the incentive distribution rights in Inergy owned by Holdings will be transformed into Inergy common units, (b) Holdings will contribute to Inergy all of Holdings’ ownership interests in two of its wholly owned subsidiaries (including Inergy’s non-managing general partner) in exchange for Inergy common units (the “Holdings Subsidiary Contribution”), and concurrent with the Holdings Subsidiary Contribution, Inergy common units owned by such entities will be converted into Class A Units, and (c) a wholly owned subsidiary of Holdings’ general partner will merge with and into Holdings, with Holdings surviving (the “Merger”), such that following the Merger, the public ownership of Holdings will cease to exist and Holdings GP will remain as the sole general partner of Holdings. Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Inergy GP and the general partner of Holdings, if the merger is completed, each outstanding Holdings common unit held by public unitholders will be converted into the right to receive 0.770 Inergy common units.

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

•

Interest of Non-Controlling Partners in Inergy’s Net Income. We adjust our net income by excluding the earnings allocated to Inergy limited partner units that are not directly or indirectly owned by us. At June 30, 2010, we owned an approximate 7.1% limited partner interest in Inergy together with a 0.7% non-managing general partner interest; and the non-affiliated unitholders owned a 92.2% limited partner interest in Inergy.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes the consolidated statement of operations components for the three months ended June 30, 2010 and 2009, respectively (in millions):

	Three Months Ended June 30,		Change
	2010	2009	In Dollars	Percentage
Revenue	$291.6	$235.0	$56.6	24.1%
Cost of product sold	187.1	137.7	49.4	35.9

Gross profit	104.5	97.3	7.2	7.4
Operating and administrative expenses	75.3	66.6	8.7	13.1
Depreciation and amortization	40.5	26.4	14.1	53.4
Loss on disposal of assets	2.1	1.1	1.0	90.9

Operating income (loss)	(13.4)	3.2	(16.6)	(518.7)
Interest expense, net	(23.1)	(17.4)	(5.7)	(32.8)
Other income	0.8	—	0.8	*

Loss before gain on issuance of units in Inergy and income taxes	(35.7)	(14.2)	(21.5)	(151.4)
Gain on issuance of units in Inergy	—	0.2	(0.2)	*
Benefit for income taxes	0.6	—	0.6	*

Net loss	(35.1)	(14.0)	(21.1)	(150.7)
Net income attributable to non-controlling partners in Inergy’s net loss	47.6	23.7	23.9	100.8
Net income attributable to non-controlling partners in ASC’s consolidated net income	(0.1)	(0.3)	0.2	66.7

Net income attributable to partners	$12.4	$9.4	$3.0	31.9%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the three months ended June 30, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Three Months Ended June 30,		Change		Three Months Ended June 30,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$104.3	$87.5	$16.8	19.2%	45.0	41.9	3.1	7.4%
Wholesale propane	63.5	48.0	15.5	32.3	57.1	60.7	(3.6)	(5.9)
Other retail	38.3	36.9	1.4	3.8	—	—	—	—
Storage, fractionation and midstream	85.5	62.6	22.9	36.6	—	—	—	—

Total	$291.6	$235.0	$56.6	24.1%	102.1	102.6	(0.5)	(0.5%)

Volume. During the three months ended June 30, 2010, we sold 45.0 million retail gallons of propane, an increase of 3.1 million gallons or 7.4% from the 41.9 million retail gallons sold during the same three-month period in 2009. Gallons sold during the three months ended June 30, 2010 increased as compared to the same prior year period as a result of acquisition-related volume of 10.9 million gallons partially offset by lower volumes sold at our existing locations of 7.8 million gallons. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of higher propane costs, which have been at record high prices the past several years, (2) an abrupt end to the 2009/2010 winter heating season whereby the weather for our areas of operations was 24% warmer than last year’s period and 26% warmer than normal and (3) volume declines from net customer losses, including low margin and less profitable customers.

Wholesale gallons delivered decreased 3.6 million gallons, or 5.9%, to 57.1 million gallons in the three months ended June 30, 2010, from 60.7 million gallons in the three months ended June 30, 2009. The decrease was due primarily to lower demand and volumes sold to existing customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 10.9 million gallons, or 14.6%, to 85.7 million gallons during the three months ended June 30, 2010, from 74.8 million gallons during the same three-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009, and new terminalling contracts.

During the three months ended June 30, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the three months ended June 30, 2010, were $291.6 million, an increase of $56.6 million, or 24.1%, from $235.0 million during the same three-month period in 2009.

Revenues from retail propane sales were $104.3 million for the three months ended June 30, 2010, compared to $87.5 million during the same three-month period in 2009. This $16.8 million, or 19.2%, increase was due to acquisition-related sales and a higher overall average selling price of propane, which resulted in higher retail propane revenues of $24.0 million and $9.0 million, respectively. The overall average selling price of propane increased due to an increase in the wholesale cost of propane. These factors were partially offset by a $16.2 million revenue decline arising from a decrease in gallons sold to existing customers as described above.

Revenues from wholesale propane sales were $63.5 million in the three months ended June 30, 2010, an increase of $15.5 million or 32.3%, from $48.0 million in the three months ended June 30, 2009. This increase resulted from the higher average sales price of propane which contributed $18.3 million to the increase in revenue, partially offset by $2.8 million due to lower volumes sold to existing and new customers.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $38.3 million for the three months ended June 30, 2010, an increase of $1.4 million, or 3.8%, from $36.9 million during the same three-month period in 2009. Revenue from other retail sales increased mostly as a result of acquisition related-sales of $2.6 million partially offset by a $1.2 million decline in distillate revenues at existing locations. Distillate revenues from existing locations declined as a result of lower volume sold, partially offset by an increase in the comparable average selling price of distillates resulting from a higher wholesale cost.

Revenues from storage, fractionation and other midstream activities were $85.5 million for the three months ended June 30, 2010, an increase of $22.9 million or 36.6% from $62.6 million during the same three-month period in 2009. Revenues from our West Coast NGL operations increased $19.5 million primarily as a result of increased commodity sales and processing fees associated with the Butamer addition. Higher average selling prices of natural gas liquids also contributed to the revenue increase. Additionally, the in-servicing of our Thomas Corners facility and the related firm storage contracts resulted in an increase of $3.1 million.

Cost of Product Sold. Cost of product sold for the three months ended June 30, 2010, was $187.1 million, an increase of $49.4 million, or 35.9%, from $137.7 million during the same three-month period in 2009.

Retail propane cost of product sold was $56.5 million for the three months ended June 30, 2010, an increase of $18.6 million, or 49.1%, when compared to $37.9 million for the same three-month period in 2009. This higher retail cost of product sold was driven by a $13.7 increase associated with acquisition-related sales and an $11.5 million increase arising from a higher average per gallon cost of propane. Also contributing to a higher cost of product sold was a $0.4 million increase due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts. These factors were partially offset by a $7.0 million decline in cost of product sold resulting from lower volume sales at our existing locations as discussed above.

Wholesale propane cost of product sold in the three months ended June 30, 2010, was $56.8 million, an increase of $13.4 million or 30.9%, from wholesale cost of product sold of $43.4 million in the three months ended June 30, 2009. This increase resulted from the higher average purchase price of propane which contributed to $15.9 million of the increase, partially offset by $2.5 million due to the lower volumes sold to existing and new customers.

Other retail cost of product sold was $21.1 million for the three months ended June 30, 2010, compared to $19.6 million during the same three-month period in 2009. This $1.5 million, or 7.7%, increase was primarily due to a $1.2 million increase in the cost of product sold associated with acquisition-related sales and a $0.3 million increase in the cost for distillates. The increase in the cost of product sold for distillates was driven by a $2.9 million increase due to a higher overall commodity cost, mostly offset by a $2.6 million decline due to lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $52.7 million for the three months ended June 30, 2010, an increase of $15.9 million, or 43.2%, from $36.8 million during the same three-month period in 2009. Costs from our West Coast NGL operations were $16.8 million higher primarily as a result of increased commodity sales associated with the Butamer addition. Increases in the cost of natural gas liquids also contributed to the West Coast cost of products sold increase. This increase was partially offset by lower costs attributable to operational efficiencies at our US Salt, Finger Lakes LPG and Steuben facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $16.6 million and $14.4 million for the three months ended June 30, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $8.3 million and $9.1 million for the three months ended June 30, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $18.7 million and $7.7 million for the three months ended June 30, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $0.7 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the three months ended June 30, 2010, was $104.5 million, an increase of $7.2 million, or 7.4%, from $97.3 million during the same three-month period in 2009.

Retail propane gross profit was $47.8 million for the three months ended June 30, 2010, compared to $49.6 million in the same three-month period in 2009. This $1.8 million, or 3.6%, decline was mostly attributable to lower retail gallon sales at existing locations as discussed above coupled with a slightly lower cash margin per gallon, which resulted in a $9.2 million and $2.5 million reduction in retail propane gross profit, respectively. The lower cash margin per gallon in the current period is primarily attributable to the higher overall average cost of propane compared to the prior year period. In addition, we tend to earn a higher margin per gallon in periods of declining propane costs and the cost of propane declined at a greater rate in last year’s period as compared to this year’s period. Gross profit also decreased by $0.4 million related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These declines in retail propane gross profit were partially offset by a $10.3 million increase associated with acquisitions.

Wholesale propane gross profit was $6.7 million in the three months ended June 30, 2010, compared to $4.6 million in the three months ended June 30, 2009, an increase of $2.1 million or 45.7%. The increase in gross profit was primarily the result of the favorable market conditions in which higher sales prices and margins were able to be achieved which contributed $2.4 million to the increase, partially offset by $0.3 million due to the lower volumes sold to existing and new customers.

Other retail gross profit was $17.2 million for the three months ended June 30, 2010, compared to $17.3 million for the same three-month period in 2009. This $0.1 million, or 0.6%, decrease was due primarily to lower gross profit on distillates of $1.5 million, partially offset by a $1.4 million increase in gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $32.8 million in the three months ended June 30, 2010, compared to $25.8 million in the same three-month period in 2009, an increase of $7.0 million, or 27.1%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $2.7 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Finger Lakes LPG facilities, our Thomas Corners facility being placed in service and the related firm storage contracts as well as a price increase at Finger Lakes LPG.

Operating and Administrative Expenses. Operating and administrative expenses were $75.3 million for the three months ended June 30, 2010 compared to $66.6 million in the same three-month period in 2009, an increase of $8.7 million, or 13.1%. Operating expenses increased $9.4 million from the operations of the acquisitions in addition to $1.4 million of transaction expenses primarily from those acquisitions. Offsetting these increases were lower personnel and other costs from existing operations which decreased $2.1 million.

Depreciation and Amortization. Depreciation and amortization was $40.5 million for the three months ended June 30, 2010 compared to $26.4 million during the same three-month period in 2009. This $14.1 million, or 53.4%, increase resulted primarily from the expansion projects completed in Inergy’s midstream segment.

Interest Expense. Interest expense was $23.1 million for the three months ended June 30, 2010 compared to $17.4 million during the same three-month period in 2009. This $5.7 million, or 32.8%, increase was due to both an increase in the average interest rate incurred on our borrowings and an increase in the average outstanding borrowings during the period. Additionally, during the three months ended June 30, 2010 and 2009, Inergy capitalized $1.5 million and $5.1 million, respectively, of interest related to certain capital improvement projects in its midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $0.2 million for the three months ended June 30, 2009, whereas no such gain was recorded during the same period of the current year.

Benefit for Income Taxes. The benefit for income taxes for the three months ended June 30, 2010 was $0.6 million compared to no benefit in the same three-month period in 2009. The benefit for income taxes for the three months ended June 30, 2010 was composed of $0.2 million of current income tax benefit together with $0.4 million of deferred income tax benefit.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded income of $47.6 million in the three months ended June 30, 2010, as compared to income of $23.7 million in the same three-month period of 2009 associated with the interests of non-controlling partners in Inergy. This $23.9 million, or 100.8%, change resulted primarily from a $4.7 million increase in incentive distribution rights received by the Company from Inergy, a $1.3 million increase in the Company’s limited partner interest in Inergy’s net loss, and a $20.6 million decrease in Inergy’s net income attributable to partners.

Net Income Attributable to Partners. Net income was $12.4 million for the three months ended June 30, 2010 compared to net income of $9.4 million for the same three-month period in 2009. The $3.0 million, or 31.9%, increase in net income was primarily attributable to the increase in income related to the interest of non-controlling partners in Inergy’s net income and the increase in the benefit for income taxes, partially offset by increased interest expense and depreciation and amortization.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

The following table summarizes the consolidated statement of operations components for the nine months ended June 30, 2010 and 2009, respectively (in millions):

	Nine Months Ended June 30,		Change
	2010	2009	In Dollars	Percentage
Revenue	$1,484.4	$1,339.1	$145.3	10.9%
Cost of product sold	965.0	855.4	109.6	12.8

Gross profit	519.4	483.7	35.7	7.4
Operating and administrative expenses	231.2	213.3	17.9	8.4
Depreciation and amortization	117.7	79.3	38.4	48.4
Loss on disposal of assets	5.8	4.1	1.7	41.5

Operating income	164.7	187.0	(22.3)	(11.9)
Interest expense, net	(67.4)	(52.8)	(14.6)	(27.7)
Other income	0.9	—	0.9	*

Income before gain on issuance of units in Inergy and income taxes	98.2	134.2	(36.0)	(26.8)
Gain on issuance of units in Inergy	—	3.4	(3.4)	*
Provision for income taxes	(0.3)	(1.3)	1.0	76.9

Net income	97.9	136.3	(38.4)	(28.2)
Net income attributable to non-controlling partners in Inergy’s net income	(47.0)	(90.7)	43.7	48.2
Net income attributable to non-controlling partners in ASC’s consolidated net income	(0.7)	(1.0)	0.3	30.0

Net income attributable to partners	$50.2	$44.6	$5.6	12.6%

*	not meaningful

The following table summarizes revenues, including associated volume of gallons sold, for the nine months ended June 30, 2010 and 2009, respectively (in millions):

	Revenues				Gallons
	Nine Months Ended June 30,		Change		Nine Months Ended June 30,		Change
	2010	2009	In Dollars	Percent	2010	2009	In Units	Percent
Retail propane	$697.1	$659.3	$37.8	5.7%	294.7	271.0	23.7	8.7%
Wholesale propane	394.5	329.3	65.2	19.8	341.3	310.6	30.7	9.9
Other retail	161.7	179.0	(17.3)	(9.7)	—	—	—	—
Storage, fractionation and midstream	231.1	171.5	59.6	34.8	—	—	—	—

Total	$1,484.4	$1,339.1	$145.3	10.9%	636.0	581.6	54.4	9.4%

Volume. During the nine months ended June 30, 2010, we sold 294.7 million retail gallons of propane, an increase of 23.7 million gallons or 8.7% from the 271.0 million retail gallons sold during the same nine-month period in 2009. Gallons sold during the nine months ended June 30, 2010, increased as compared to the same prior year period as a result of acquisition-related volume of 39.4 million gallons partially offset by a 15.7 million gallon decline from lower volumes sold at our existing locations. The primary cause of the declining volumes at existing locations was (1) continued customer conservation, which we believe has resulted from the overall weak United States economic environment and to a lesser extent the lingering effects of higher propane costs, which have been at record high prices the past several years, (2) an abrupt end to the 2009/2010 winter heating season and (3) volume declines from net customer losses, including low margin and less profitable customers. Also impacting volumes sold during the nine months ended June 30, 2010, compared to the same prior year period was the weather in certain areas of our operations. Based on our calculations using degree day data provided by NOAA, the Southern and Southeast areas of the United States were significantly colder than the prior year period; however gallon gains realized in these areas were somewhat offset by degree day losses in the Eastern and certain Northern parts of our areas of operations.

Wholesale gallons delivered increased 30.7 million gallons, or 9.9%, to 341.3 million gallons in the nine months ended June 30, 2010, from 310.6 million gallons in the nine months ended June 30, 2009. The increase was due primarily to greater volumes sold to existing customers and the addition of new customers.

The total natural gas liquid gallons sold or processed by our West Coast NGL operations increased 64.0 million gallons, or 31.8%, to 265.0 million gallons during the nine months ended June 30, 2010, from 201.0 million gallons during the same nine-month period in 2009. This increase was primarily attributable to the Butamer addition in July 2009 and new terminalling contracts.

During the nine months ended June 30, 2010 and 2009, our Northeast natural gas and LPG storage facilities were 100% contracted.

Revenues. Revenues for the nine months ended June 30, 2010, were $1,484.4 million, an increase of $145.3 million, or 10.9%, from $1,339.1 million during the same nine-month period in 2009.

Revenues from retail propane sales were $697.1 million for the nine months ended June 30, 2010, compared to $659.3 million during the same nine-month period in 2009. This $37.8 million, or 5.7%, increase was primarily due to acquisition-related sales, which resulted in higher retail propane revenues of $95.5 million, partially offset by a combination of a lower overall average retail selling price of propane on a year to date basis as a result of a lower cost of propane and a decline in gallons sold to existing customers as described above, which contributed a revenue decline of $19.5 million and $38.2 million, respectively.

Revenues from wholesale propane sales were $394.5 million in the nine months ended June 30, 2010, an increase of $65.2 million or 19.8%, from $329.3 million in the nine months ended June 30, 2009. This increase resulted from the greater volumes of propane sold which contributed $32.5 million to the increase in revenues and the higher average wholesale sales price of propane which contributed to $32.7 million of the increase as a result of higher product costs.

Revenues from other retail sales, which primarily includes distillates, service, rental, appliance sales and transportation services, were $161.7 million for the nine months ended June 30, 2010, a decrease of $17.3 million, or 9.7%, from $179.0 million during the same nine-month period in 2009. Revenue from other retail sales declined as a result of lower distillate revenues at existing locations of $18.8 million and a $5.4 million decline in revenues from other products and services, partially offset by a $6.9 million increase from acquisition-related sales. Distillate revenues from existing locations decreased primarily as a result of lower volumes sold.

Revenues from storage, fractionation and other midstream activities were $231.1 million for the nine months ended June 30, 2010, an increase of $59.6 million or 34.8% from $171.5 million during the same nine-month period in 2009. Revenues from our West Coast NGL operations increased $52.3 million primarily as a result of increased commodity sales and processing fees associated with the Butamer addition. Higher average selling prices of natural gas liquids also contributed to the revenue increase. Revenues resulting from the in-servicing of our Thomas Corners facility and the related firm storage contracts resulted in an increase of $3.5 million. Additionally, revenues from our US Salt operations increased $3.1 million due to price increases and product mix management.

Cost of Product Sold. Cost of product sold for the nine months ended June 30, 2010, was $965.0 million, an increase of $109.6 million, or 12.8%, from $855.4 million during the same nine-month period in 2009.

Retail propane cost of product sold was $359.8 million for the nine months ended June 30, 2010, compared to $337.7 million for the same nine-month period in 2009. This $22.1 million, or 6.5%, increase was primarily due to a $55.4 million increase associated with acquisition-related volume, partially offset by a reduction of retail propane cost of product sold from existing locations of $31.1 million. The decline in retail propane cost of product sold from existing locations resulted from lower volume sales as discussed above coupled with a decline in the average per gallon cost of retail propane, which reduced costs by $19.5 million and $11.6 million, respectively. Also contributing to the decline in retail propane cost of product sold was a $2.2 million decrease due to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts.

Wholesale propane cost of product sold in the nine months ended June 30, 2010, was $374.0 million, an increase of $63.6 million or 20.5%, from wholesale cost of product sold of $310.4 million in the nine months ended June 30, 2009. This increase resulted from the greater volumes of propane purchased which contributed $30.7 million to the increase in cost and the higher average purchase price of wholesale propane sold which contributed $32.9 million of the increase as a result of higher commodity prices.

Other retail cost of product sold was $95.4 million for the nine months ended June 30, 2010, compared to $108.6 million during the same nine-month period in 2009. This $13.2 million, or 12.2%, decrease was primarily due to lower costs from distillate sales at existing locations of $15.5 million and a decline in costs for other products and services of $0.9 million, partially offset by a $3.2 million increase in the cost of product sold associated with acquisition-related sales. The cost of product sold for distillates declined primarily as a result of lower volumes sold at existing locations.

Storage, fractionation and other midstream cost of product sold was $135.8 million for the nine months ended June 30, 2010, an increase of $37.1 million, or 37.6%, from $98.7 million during the same nine-month period in 2009. Costs from our West Coast NGL operations were $41.5 million higher primarily as a result of increased commodity sales associated with the Butamer addition. Increases in the cost of natural gas liquids also contributed to the West Coast cost of products sold increase. This increase was partially offset by lower costs of storage and operational efficiencies at our Stagecoach, US Salt and Finger Lakes LPG facilities.

Our retail and wholesale cost of product sold consists primarily of tangible products sold including all propane, distillates and other natural gas liquids sold and all propane-related appliances sold. Other costs incurred in conjunction with the distribution of these products are included in operating and administrative expenses and consist primarily of wages to delivery personnel, delivery vehicle costs consisting of fuel costs, repair and maintenance and lease expense. Costs associated with delivery vehicles approximated $51.9 million and $48.5 million for the nine months ended June 30, 2010 and 2009, respectively. In addition, the depreciation expense associated with the delivery vehicles and customer tanks is reported within depreciation and amortization expense and amounted to $24.5 million and $25.5 million for the nine months ended June 30, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Our storage, fractionation and other midstream cost of product sold consists primarily of commodity and transportation costs. Other costs incurred in conjunction with these services are included in operating and administrative expense and depreciation and amortization expense and consist primarily of depreciation, vehicle costs consisting of fuel costs and repair and maintenance and wages. Depreciation expense for storage, fractionation and other midstream amounted to $55.1 million and $22.9 million for the nine months ended June 30, 2010 and 2009, respectively. Vehicle costs and wages for personnel directly involved in providing midstream services amounted to $2.1 million and $2.4 million for the nine months ended June 30, 2010 and 2009, respectively. Since we include these costs in our operating and administrative expense and depreciation and amortization expense rather than in cost of product sold, our results may not be comparable to other entities in our lines of business if they include these costs in cost of product sold.

Gross Profit. Gross profit for the nine months ended June 30, 2010, was $519.4 million, an increase of $35.7 million, or 7.4%, from $483.7 million during the same nine-month period in 2009.

Retail propane gross profit was $337.3 million for the nine months ended June 30, 2010, compared to $321.6 million in the same nine-month period in 2009. This $15.7 million, or 4.9%, increase in retail propane gross profit was attributable to a $40.1 million increase from acquisitions and a $2.2 million increase related to changes in non-cash charges on derivative contracts associated with retail propane fixed price sales contracts as discussed above. These factors, which increased retail propane gross profit, were partially offset by an $18.7 million decline resulting from lower retail gallon sales at existing locations as discussed above and a $7.9 million decline arising from a lower cash margin per gallon. The decline in cash margin per gallon was primarily the result of a steep escalation in propane costs during the winter heating season contrasted with a period of falling propane costs in the prior year winter.

Wholesale propane gross profit was $20.5 million in the nine months ended June 30, 2010, compared to $18.9 million in the nine months ended June 30, 2009, an increase of $1.6 million or 8.5%. The increase in gross profit was primarily the result of greater volumes sold to existing customers and the addition of new customers.

Other retail gross profit was $66.3 million for the nine months ended June 30, 2010, compared to $70.4 million for the same nine-month period in 2009. This $4.1 million, or 5.8%, decrease was due primarily to lower gross profit on other products and services and distillates of $4.5 million and $3.3 million, respectively, partially offset by a $3.7 million increase in gross profit from acquisitions.

Storage, fractionation and other midstream gross profit was $95.3 million in the nine months ended June 30, 2010, compared to $72.8 million in the same nine-month period in 2009, an increase of $22.5 million, or 30.9%. This increase is primarily attributable to additional West Coast NGL contracts due to the Butamer addition in July 2009 and margin improvements as a result of changes in the variety of natural gas liquids sold, resulting in a $10.8 million increase. The remaining increase was attributable to operational efficiencies at our US Salt and Stagecoach facilities, our Thomas Corners facility being placed in service and the beginning of the relating firm storage contracts and a price increase at Finger Lakes LPG.

Operating and Administrative Expenses. Operating and administrative expenses were $231.2 million for the nine months ended June 30, 2010 compared to $213.3 million in the same nine-month period in 2009. This $17.9 million, or 8.4%, increase in operating expenses was due primarily to operations of acquisitions of $21.5 million in addition to $2.5 million of transaction expenses primarily from those acquisitions. Partially offsetting these increases were lower operating expenses from existing operations including $7.1 million lesser personnel costs.

Depreciation and Amortization. Depreciation and amortization was $117.7 million for the nine months ended June 30, 2010 compared to $79.3 million during the same nine-month period in 2009. This $38.4 million, or 48.4%, increase resulted primarily from the expansion projects completed in Inergy’s midstream segment.

Interest Expense. Interest expense was $67.4 million for the nine months ended June 30, 2010 compared to $52.8 million during the same nine-month period in 2009. This $14.6 million, or 27.7%, increase was primarily attributable to higher average interest rates incurred on our borrowings and to a lesser extent an increase in the average outstanding borrowings during the period. Additionally, during the nine months ended June 30, 2010 and 2009, Inergy capitalized $4.9 million and $10.5 million, respectively, of interest related to certain capital improvement projects in its midstream segment as further described below in the “Liquidity and Sources of Capital” section.

Gain on Issuance of Units in Inergy. We recorded a gain of $3.4 million for the nine months ended June 30, 2009, whereas no such gain was recorded during the same period of the current year.

Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 2010 was $0.3 million compared to $1.3 million in the same nine-month period in 2009. The provision for income taxes for the nine months ended June 30, 2010 was composed entirely of current income tax expense.

Interest of Non-controlling Partners in Inergy’s Net Income. We recorded expense of $47.0 million in the nine months ended June 30, 2010, as compared to an expense of $90.7 million in the same nine-month period of 2009 associated with the interests of non-controlling partners in Inergy. This $43.7 million, or 48.2%, change resulted primarily from a $14.2 million increase in incentive distribution rights received by the Company from Inergy, a $5.2 million decrease in the Company’s limited partner interest in Inergy’s net income, and a $35.2 million decrease in Inergy’s net income attributable to partners.

Net Income Attributable to Partners. Net income was $50.2 million for the nine months ended June 30, 2010 compared to net income of $44.6 million for the same nine-month period in 2009. The $5.6 million, or 12.6%, increase in net income was primarily attributable to the decrease in expense related to the interest of non-controlling partners in Inergy’s net income and the decrease in the provision for income taxes, partially offset by increased interest expense and depreciation and amortization.

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

Net operating cash inflows were $140.4 million and $207.8 million for the nine-month periods ending June 30, 2010 and 2009, respectively. The $67.4 million decrease in operating cash flows was attributable to net decreases in cash components of net income attributable to partners and changes in working capital balances.

Net investing cash outflows were $319.3 million and $161.1 million for the nine-month periods ending June 30, 2010 and 2009, respectively. Net cash outflows were primarily impacted by a $240.5 million increase in cash outlays related to acquisitions, partially offset by an $82.5 million decrease in capital expenditures.

Net financing cash inflows (outflows) were $172.8 million and $(51.0) million for the nine-month periods ending June 30, 2010 and 2009, respectively. Net cash inflows were primarily impacted by a $171.7 million increase in proceeds from the issuance of long-term debt, net of payments on long-term debt, and a $105.5 million increase in proceeds from the issuance of Inergy, L.P. common units, partially offset by a $28.7 million increase in distributions to non-controlling partners in Inergy, L.P., a $14.5 million increase in distributions paid, an acquisition of minority interest of $14.2 million and a $5.0 million increase in payments for deferred financing costs.

We believe that anticipated cash from operations and borrowing capacity under the credit facilities described below will be sufficient to meet our liquidity needs for the foreseeable future. If our plans or assumptions change or are inaccurate, or we make acquisitions, we may need to raise additional capital. While global financial markets and economic conditions have been disrupted and volatile in the past, the conditions have improved more recently. However, we give no assurance that we can raise additional capital to meet these needs. As of June 30, 2010, Inergy has firm purchase commitments totaling approximately $16.7 million related to certain of these projects. Additional commitments or expenditures, if any, Inergy may make toward any one or more of these projects are at the discretion of the Partnership. Any discontinuation of the construction of these projects will likely result in less future cash flow and earnings than we have previously indicated.

Description of Credit Facilities

Inergy Holdings, L.P.

Our bank facility (the “Bank Facility”) consists of a $14 million working capital revolver for Holdings and a $6 million working capital revolver for IPCHA. The maturity date of the Bank Facility is July 22, 2011 and is collateralized by certain of our interests in Inergy. In addition, the Bank Facility is guaranteed by Inergy Partners, LLC. The interest rates of these revolvers are based on prime rate and LIBOR plus the applicable spreads, which were 1.85% at June 30, 2010 for all outstanding debt under the Bank Facility. Unused borrowings under the Bank Facility amounted to $17.1 million and $13.5 million at June 30, 2010 and September 30, 2009, respectively. The Bank Facility contains several covenants which, among other things, require the maintenance of various financial performance ratios, restrict the payment of distributions to unitholders, and require financial reports to be submitted periodically to the financial institutions.

Inergy, L.P.

On November 24, 2009, Inergy entered into a secured credit facility (“Credit Agreement”) which provides borrowing capacity of up to $525 million in the form of a $450 million revolving general partnership credit facility (“General Partnership Facility”) and a $75 million working capital credit facility (“Working Capital Facility”). This facility replaces Inergy’s former senior credit facility due 2010. This new facility will mature on November 22, 2013. The Credit Agreement accrues interest at either prime rate or LIBOR plus applicable spreads, resulting in an interest rate of 3.35% at June 30, 2010. At June 30, 2010, borrowings outstanding under the Credit Agreement were $202.0 million, including $168.0 million borrowed for acquisitions and growth capital expenditures and $34.0 million borrowed for working capital purposes. The Credit Agreement is guaranteed by each of Inergy’s wholly-owned domestic subsidiaries.

During each fiscal year beginning October 1, the outstanding balance of the Working Capital Facility must be reduced to $10.0 million or less for a minimum of 30 consecutive days during the period commencing March 1 and ending September 30 of each calendar year. Inergy met this requirement on April 30, 2010.

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

Interest Rate Risk

Together with Inergy, we have long-term debt and revolving lines of credit subject to the risk of loss associated with movements in interest rates. At June 30, 2010, we had floating rate obligations totaling $307.2 million including amounts borrowed under credit agreements and interest rate swaps, which convert a portion of Inergy’s fixed rate senior unsecured notes due 2015 to floating, with aggregate notional amounts of $75 million. The floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If the floating rate were to fluctuate by 100 basis points from June 2010 levels, our interest expense would change by a total of approximately $3.1 million per year.

Commodity Price, Market and Credit Risk

Inherent in Inergy’s contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers or financial counterparties to a contract. Inergy takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Inergy monitors market risk through a variety of techniques, including daily reporting of the portfolio’s position to senior management. Inergy attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures as well as through customer deposits, letters of credit and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. The counterparties associated with assets from price risk management activities as of June 30, 2010 and 2009, were propane retailers, resellers, energy marketers and dealers.

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

Fair Value

The fair value of the derivatives and inventory exchange contracts related to price risk management activities as of June 30, 2010 and September 30, 2009 was assets of $22.7 million and $23.8 million, respectively, and liabilities of $10.1 million and $29.3 million, respectively.

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

Sensitivity Analysis

A theoretical change of 10% in the underlying commodity value would result in a negligible change in the market value of the contracts as there were 0.2 million gallons of net unbalanced positions at June 30, 2010.

Item 4.	Controls and Procedures

We maintain controls and procedures designed to provide a reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level. There have been no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Except for the Liberty acquisition, there were no other material changes in the Company’s internal control over financial reporting during the first three quarters of fiscal 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Conversion of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.1 to Inergy Holdings, L.P.’s Registration Statement on Forms S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.2	Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.2 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on June 2, 2005).

3.3	Certificate of Formation of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.3 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.4	Limited Liability Company Agreement of Inergy Holdings GP, LLC (incorporated herein by reference to Exhibit 3.4 to Inergy Holdings L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on March 14, 2005).

3.5	Certificate of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit 3.5 to Inergy Holdings, L.P.’s Registration Statement on Form S-1/A (Registration No. 333-122466) filed on April 29, 2005).

3.6	Amended and Restated Agreement of Limited Partnership of Inergy Holdings, L.P. (incorporated herein by reference to Exhibit A to Inergy Holdings L.P.’s Prospectus (Registration No. 333-122466) filed on June 21, 2005).

*31.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer of Inergy Holdings, L.P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer of Inergy Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INERGY HOLDINGS, L.P.

	By:	INERGY HOLDINGS GP, LLC
(its general partner)

Date: August 9, 2010	By:	/s/ R. Brooks Sherman, Jr.
R. Brooks Sherman, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)